Form 10-Q
period 1995-03-31
JMB MORTGAGE PARTNERS LTD II
filed 1995-05-15
CIK 730206

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549




                           FORM 10-Q




          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For the quarter ended March 31, 1995     Commission file number 0-16252




               JMB MORTGAGE PARTNERS, LTD. - II
    (Exact name of registrant as specified in its charter)



           Illinois                          36-3252916
    (State of organization)      (I.R.S. Employer Identification No.)



900 N. Michigan Ave., Chicago, Illinois         60611
(Address of principal executive office)       (Zip Code)



Registrant's telephone number, including area code 312-915-1987




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X     No




                       TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements. . . . . . . . . . . .      3


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations. . . . . . . . . . . . . . . . .     13



PART II. OTHER INFORMATION


Item 5.  Other Information . . . . . . . . . . . . .     16

Item 6.  Exhibits and Reports on Form 8-K. . . . . .     17



PART I. FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                JMB MORTGAGE PARTNERS, LTD. - II
                                     (A LIMITED PARTNERSHIP)

                                         BALANCE SHEETS

                              MARCH 31, 1995 AND DECEMBER 31, 1994

                                           (UNAUDITED)


                                             ASSETS
                                             ------

                                                                   MARCH 31,   DECEMBER 31,
                                                                     1995         1994
                                                                 ------------  -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . .   $  1,272,594    1,069,818
  Short-term investments (note 1). . . . . . . . . . . . . . .        896,229        --
  Interest and other receivables . . . . . . . . . . . . . . .         81,470       98,631
  Amount due from affiliate (note 2(c)). . . . . . . . . . . .          --          35,000
  Promissory note receivable (note 2(b)) . . . . . . . . . . .          --         963,454
  Mortgage note receivable (net of allowance for loan loss
    of $357,000 in 1995 (note 2(a)). . . . . . . . . . . . . .      6,643,000        --
  Deferred interest receivable (note 2(a)) . . . . . . . . . .      1,481,618        --
                                                                 ------------  -----------

        Total current assets . . . . . . . . . . . . . . . . .     10,374,911    2,166,903
                                                                 ------------  -----------

Mortgage notes receivable (net of allowances for loan losses
  of $473,000 in 1994 - notes 2(a) and 2(c)) . . . . . . . . .          --       7,229,100
Deferred interest receivable (notes 2(a) and 2(c)) . . . . . .          --       1,566,662
Investment in unconsolidated venture, at equity (notes 1 and 2(c))    685,158        --
Deferred costs (net of accumulated amortization
  of $140,990 in 1995 and $137,253 in 1994). . . . . . . . . .          6,172        9,909
                                                                 ------------  -----------

                                                                 $ 11,066,241   10,972,574
                                                                 ============  ===========

                                JMB MORTGAGE PARTNERS, LTD. - II
                                     (A LIMITED PARTNERSHIP)

                                   BALANCE SHEETS - CONTINUED

                              MARCH 31, 1995 AND DECEMBER 31, 1994


                      LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                      -----------------------------------------------------


                                                                   MARCH 31,   DECEMBER 31,
                                                                     1995         1994
                                                                 ------------  -----------
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .   $      7,255        1,823
  Amounts due to affiliates (note 4) . . . . . . . . . . . . .         12,992        7,511
                                                                 ------------  -----------

        Total current liabilities. . . . . . . . . . . . . . .         20,247        9,334
                                                                 ------------  -----------
Commitments and contingencies (notes 2 and 4)

Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . .          1,000        1,000
    Cumulative net earnings. . . . . . . . . . . . . . . . . .      1,591,410    1,581,370
    Cumulative cash distributions. . . . . . . . . . . . . . .     (1,650,295)  (1,640,255)
                                                                 ------------  -----------
                                                                      (57,885)     (57,885)
                                                                 ------------  -----------
  Limited partners (22,590.5 interests):
    Capital contributions, net of offering costs . . . . . . .     19,272,546   19,272,546
    Cumulative net earnings. . . . . . . . . . . . . . . . . .     20,085,514   19,912,398
    Cumulative cash distributions. . . . . . . . . . . . . . .    (28,254,181) (28,163,819)
                                                                 ------------  -----------
                                                                   11,103,879   11,021,125
                                                                 ------------  -----------
          Total partners' capital accounts . . . . . . . . . .     11,045,994   10,963,240
                                                                 ------------  -----------

                                                                 $ 11,066,241   10,972,574
                                                                 ============  ===========




                         See accompanying notes to financial statements.

                              JMB MORTGAGE PARTNERS, LTD. - II
                                     (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF OPERATIONS

                           THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                           (UNAUDITED)


                                                                       1995           1994
                                                                    ----------     ---------
Income:
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . .   $ 221,116       300,692
                                                                     ---------      --------

Expenses:
  Mortgage investment servicing fees (note 4). . . . . . . . . . .       5,285         5,529
  Professional services. . . . . . . . . . . . . . . . . . . . . .      19,300        15,000
  Amortization of deferred expenses. . . . . . . . . . . . . . . .       3,737         2,901
  General and administrative . . . . . . . . . . . . . . . . . . .      22,876        24,800
                                                                     ---------      --------

                                                                        51,198        48,230
                                                                     ---------      --------

          Operating earnings . . . . . . . . . . . . . . . . . . .     169,918       252,462

Partnership's share of operations of unconsolidated venture
  (notes 1 and 2(c)) . . . . . . . . . . . . . . . . . . . . . . .      13,238         --
                                                                     ---------      --------

          Net earnings . . . . . . . . . . . . . . . . . . . . . .   $ 183,156       252,462
                                                                     =========      ========

          Net earnings per limited partnership interest (note 1) .   $    7.66         --
                                                                     =========      ========

          Cash distributions per limited partnership
            interest . . . . . . . . . . . . . . . . . . . . . . .   $    4.00          4.00
                                                                     =========      ========




                         See accompanying notes to financial statements.

JMB MORTGAGE PARTNERS, LTD. - II
                                     (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF CASH FLOWS

                           THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                           (UNAUDITED)
                                                                       1995          1994
                                                                   -----------   -----------
Cash flows from operating activities:
  Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . $   183,156       252,462
  Items not requiring (providing) cash or cash equivalents:
    Amortization of deferred expenses. . . . . . . . . . . . . . .       3,737         2,901
    Partnership's share of operations of unconsolidated venture. .     (13,238)        --
Changes in:
  Interest and other receivables . . . . . . . . . . . . . . . . .      17,161        21,369
  Amount due from affiliate. . . . . . . . . . . . . . . . . . . .      35,000         --
  Deferred interest receivable (note 2). . . . . . . . . . . . . .       --          (62,527)
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .       5,432         3,973
  Amounts due to affiliates (note 4) . . . . . . . . . . . . . . .       5,481        10,019
                                                                   -----------    ----------
          Net cash provided by operating activities. . . . . . . .     236,729       228,197
                                                                   -----------    ----------

Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments .    (896,229)      191,941
  Collection of principal on promissory note received in connection
    with mortgage loan prepayment (note 2(b)). . . . . . . . . . .     963,454       281,370
  Costs in connection with investment in unconsolidated venture. .        (776)        --
                                                                   -----------    ----------
          Net cash provided by investing activities. . . . . . . .      66,449       473,311
                                                                   -----------    ----------
Cash flows from financing activities:
  Distributions to limited partners. . . . . . . . . . . . . . . .     (90,362)      (90,362)
  Distributions to general partners. . . . . . . . . . . . . . . .     (10,040)     (629,140)
                                                                   -----------    ----------
          Net cash used in financing activities. . . . . . . . . .    (100,402)     (719,502)
                                                                   -----------    ----------
          Net increase (decrease) in cash and cash equivalents . .     202,776       (17,994)

          Cash and cash equivalents, beginning of period . . . . .   1,069,818       293,879
                                                                   -----------    ----------
          Cash and cash equivalents, end of period . . . . . . . . $ 1,272,594       275,885
                                                                   ===========    ==========

                                  JMB MORTGAGE PARTNERS, LTD. - II
                                     (A LIMITED PARTNERSHIP)

                              STATEMENTS OF CASH FLOWS - CONTINUED



                                                                      1995           1994
                                                                  ------------   -----------

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . .  $    --            --
                                                                    ==========    ==========
  Non-cash investing and financing activities:
    Balance due on mortgage note receivable. . . . . . . . . . . .  $  702,100         --
    Deferred interest receivable . . . . . . . . . . . . . . . . .      85,044         --
    Provision for loan loss. . . . . . . . . . . . . . . . . . . .    (116,000)        --
    Capitalized costs. . . . . . . . . . . . . . . . . . . . . . .         776         --
                                                                    ----------    ----------
          Investment in unconsolidated venture,
            at equity (notes 1 and 2(c)) . . . . . . . . . . . . .  $  671,920         --
                                                                    ==========    ==========





                         See accompanying notes to financial statements.

               JMB MORTGAGE PARTNERS, LTD. - II
                    (A LIMITED PARTNERSHIP)

                 NOTES TO FINANCIAL STATEMENTS

                    MARCH 31, 1995 AND 1994

                          (UNAUDITED)


     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1994 which are included in the Partnership's 1994 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.


(1)  BASIS OF ACCOUNTING

     For financial reporting purposes, effective January 1, 1995, the mortgage loan secured by the Spring Hill Fashion Center has been determined to have been in-substance foreclosed and has been reclassified as an investment in a joint venture in real estate on the equity method at its estimated fair value (note 2(c)). Accordingly, the accompanying financial statements do not include the accounts of the venture.

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP"). Such adjustments are not recorded on the records of the Partnership. The net effect of these items is summarized as follows for the three months ended March 31:

                        1995                  1994
             -----------------------  -------------------------
                GAAP BASIS TAX BASIS  GAAP BASIS TAX BASIS
                ---------- ---------  ---------- ---------
Net earnings . .  $183,156   195,124     252,462   266,565
Net earnings
 per limited
 partnership
 interest. . . .  $   7.66      8.19       --        --
                  ========   =======   ========= =========

     The net earnings per limited partnership interest ("Interest") is based upon the number of Interests outstanding at the end of each period (22,590.5). As further described in Note 2 of Notes to Financial Statements included in the Partnership's 1994 Annual Report, net profits of the Partnership from operations are allocated to the General Partners in an amount equal to the greater of 1% of net profits or the amount of net cash distributions to the General Partners, with the remaining net profits allocated to the Limited Partners. As the distribution of deferred cash flow distributions and deferred repayment proceeds paid to the General Partners during the three months ended March 31, 1994 (see note 4) exceeded the net profits earned by the Partnership during the period, the General Partners were allocated 100% of the Partnership's net profits for the three months ended March 31, 1994. Such allocation had no effect on total Partnership assets or net profits.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies cash receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from its unconsolidated venture

               JMB MORTGAGE PARTNERS, LTD. - II
                    (A LIMITED PARTNERSHIP)

           NOTES TO FINANCIAL STATEMENTS - CONTINUED


are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($1,092,232 at March 31, 1995 and $993,632 at December 31, 1994) as cash equivalents, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     The Partnership's participating first mortgage loan investments provide for the following components of interest: basic interest which is payable monthly; simple accrued interest which is payable upon loan prepayment or at maturity; participation interest, payable no less frequently than annually, in annual gross receipts (as defined) of the respective properties in excess of specified amounts, and participation interest in subsequent increases in the market values of the respective properties in excess of specified amounts, payable at the respective properties' sale or at maturity.

     Basic and simple accrued interest income on mortgage notes receivable was being recognized using the interest method, which resulted in a level effective yield on the outstanding principal balance. Effective December 1, 1991, the Partnership, for financial reporting purposes, suspended the accrual of the simple accrued interest receivable (which was payable at maturity) on the mortgage loan secured by the Spring Hill Fashion Center (see note 2(c)). Effective May 16, 1994, the Partnership, for financial reporting purposes, suspended the accrual of the simple accrued interest (which is payable at maturity) on the mortgage loan secured by the Plaza at Shelter Cove shopping center (see note 2(a)). Participation interest in increases in the market value of the respective properties in excess of specified amounts is recognized as income when received by the Partnership.

     Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS #114") became effective January, 1994. SFAS #114 provides that the impairment on a collateralized loan that is considered impaired (as defined) will be recognized by creating a valuation allowance to the recorded balance of the loan to yield a net carrying amount of the loan which is equal to the fair value of the loan collateral. The Partnership has elected to recognize subsequent changes in the fair value of the collateral as adjustments to this valuation allowance, as discussed in notes 2(a) and 2(c).


(2)  MORTGAGE NOTES RECEIVABLE

     (a) The Plaza at Shelter Cove Shopping Center, Hilton Head Island, South Carolina

     Reference is made to Note 3(b) of Notes to Financial Statements contained in the Partnership's 1994 Annual Report for a description of the terms of this loan. Occupancy at the shopping center decreased to 95% at March 31, 1995, from 99% at December 31, 1994. The borrower is current in its basic interest payments on this loan.

     Due to the uncertainty of the realization of the simple accrued interest recognized through May 15, 1994 (approximately $1,482,000) and the principal balance of the loan ($7,000,000), the Partnership, as a matter of prudent accounting practice and to reflect the estimated fair value of the collateral, has, for financial reporting purposes, suspended the accrual of

               JMB MORTGAGE PARTNERS, LTD. - II
                    (A LIMITED PARTNERSHIP)

           NOTES TO FINANCIAL STATEMENTS - CONTINUED


the simple accrued interest (which is payable at maturity) effective May 16, 1994 and made a provision for loan loss (including simple accrued interest) of $357,000 in 1994, which is reflected in the accompanying balance sheets.

     Reference is made to note 5 for a description of the prepayment of this loan in April 1995.

     (b)  Valley Lo Towers Apartments, Glenview, Illinois

     Reference is made to Note 3(c) of Notes to Financial Statements contained in the Partnership's 1994 Annual Report for a description of the terms of this loan.

     The borrower is in the process of a condominium conversion. In order to facilitate the conversion, the Partnership reached an agreement with the borrower regarding a prepayment of the first mortgage loan. In July 1993, the Partnership received an initial loan payoff totaling $11,600,000 from the borrower. The remaining $1,575,000 of the total prepayment amount of $13,175,000 was represented by a modified original promissory note, which bore interest (payable monthly in arrears) at 6% per year on the unpaid principal balance, and which was prepayable (without penalty) in whole or in part at any time prior to the loan maturity date of April 15, 1996. The Partnership received principal payments totaling $330,176 in 1993 and $281,370 in 1994 (such payments representing proceeds from the sale of four designated units), thereby reducing the outstanding principal balance of the promissory note to $963,454, which balance was prepaid in full in March 1995 (together with all interest due). The promissory note was secured by a guarantee signed by the general partners of the borrower, as well as a first mortgage lien on five designated unsold units (four of which had subsequently been sold) and a junior collateral assignment on all remaining nondesignated unsold units. For financial reporting purposes, the total prepayment amount of $13,175,000 consisted of the prepayment of the first mortgage loan of $8,500,000 (replaced by the above-mentioned modified promissory note of $1,575,000), simple accrued interest on the first mortgage loan of $1,427,419, and the recognition in 1993 of the total participation interest on the first mortgage loan of $3,247,581.

     (c)  Spring Hill Fashion Center, West Dundee, Illinois

     Reference is made to Note 3(d) of Notes to Financial Statements contained in the Partnership's 1994 Annual Report for a description of the terms of this loan. Through October 1988, the total amount funded under this loan was $10,030,000 (of which the Partnership's share was $702,100 (7.0%)). The other two participating lenders are JMB Mortgage Partners, Ltd. and JMB Mortgage Partners, Ltd.-III, both of which are affiliates of the General Partners of the Partnership. As additional security for the first mortgage loan, the borrower delivered to the lenders, in January 1988, two $250,000 irrevocable and unconditional letters of credit (which were to expire December 31, 1994 and January 15, 1995, respectively), upon which the lenders could draw in the event a default occurred under the loan. The aforementioned letters of credit had been subject to yearly renewal if certain specified net operating income levels at the property were not achieved by the borrower.

     Due to the uncertainty of the realization of the simple accrued interest recognized through November 30, 1991 (approximately $104,000) and the principal balance of the loan ($702,100), the Partnership, as a matter of prudent accounting practice and to reflect the estimated fair value of the collateral, for financial reporting purposes, suspended the accrual of

               JMB MORTGAGE PARTNERS, LTD. - II
                    (A LIMITED PARTNERSHIP)

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

the simple accrued interest (which was payable at maturity) effective December 1, 1991 and provided for provisions for loan loss of $60,000 in 1992, $37,000 in 1993 and $19,000 in 1994, bringing the total provision for loan loss on this loan to $116,000, which is reflected in the accompanying balance sheet at December 31, 1994.

     The borrower defaulted in its scheduled basic interest payments due under this loan during the fourth quarter of 1994. Consequently, the lenders (including the Partnership) drew on the above-mentioned letters of credit totaling $500,000 in late December 1994. An affiliate of the lenders took control of the property's funds in January 1995 and is currently managing the property under an agreement which provides for a fee equal to 4% of the properties gross receipts (such fee excluding compensation for leasing activity). In early May 1995, the lenders obtained legal title to the property in lieu of foreclosure. Effective as of the management takeover date (January 1, 1995), the Partnership considered the mortgage loan to be in-substance foreclosed and has accounted for its investment as an investment in a joint venture on the equity method. For financial reporting purposes, the Partnership will not recognize any material gain or loss from this transaction as a result of the Partnership's previously recorded provisions for loan loss. For federal income tax reporting purposes, the Partnership expects to recognize a loss of approximately $163,000 in 1995 as a result of this transaction. The operations of this property are expected to provide a current return which would be less than the scheduled interest payments due under the original mortgage loan.

     Occupancy at the shopping center was 94% at March 31, 1995, unchanged from December 31, 1994. However, a major tenant, which occupies approximately 24% of the leasable space at the property and who is currently operating under Chapter 11 bankruptcy protection has informed the Partnership that it does not intend to exercise its renewal option when its current lease expires in October 1995. Due to the competitive conditions in this market, re-leasing time and expense could be substantial when this tenant vacates, which will further reduce cash flow from this investment to the Partnership in the short term.

(3)  SELECTED FINANCIAL INFORMATION

     Pursuant to the requirements of the Securities and Exchange
Commission, the following is a summary of historical financial information for the three months ended March 31, 1995 and 1994 for The Plaza at Shelter Cove shopping center. Such information is not necessarily related to current market values.
                                     1995            1994
                                   --------        -------
          Total revenues . . .     $302,121        251,039
                                   ========        =======
          Net earnings . . . .     $ 42,468          4,200
                                   ========        =======

(4) TRANSACTIONS WITH AFFILIATES

    Fees and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1995 and for the three months ended March 31, 1995 and 1994, are as follows:

                                                    Unpaid at
                                                    March 31,
                                1995      1994        1995
                                ----      ----    -----------
Reimbursement (at cost) for
 out-of-pocket expenses. .      $ --        41          2
                                ====      ====         ==

               JMB MORTGAGE PARTNERS, LTD. - II
                    (A LIMITED PARTNERSHIP)

           NOTES TO FINANCIAL STATEMENTS - CONTINUED


     The Corporate General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Corporate General Partner and its affiliates while directly engaged in the administration of the Partnership. Such reimbursable costs for 1995 were $15,435 of which $7,705 was unpaid at March 31, 1995.

     The Partnership is obligated to pay (not more often than monthly) mortgage investment servicing fees to the General Partners at an annual rate of 1/4 of 1% of the maximum amount funded or to be funded by the Partnership on mortgage investments. The servicing fee is calculated from the date the Partnership first signs a letter of commitment for such mortgage investment, but is not payable until the funding of the mortgage investment. Such unpaid fees were $5,285 at March 31, 1995.

     Although currently receiving their distributions of net cash flow and repayment proceeds, the General Partners had previously deferred payment of certain of their distributions of prior net cash flow and repayment proceeds from the Partnership. The Partnership paid $200,000 of such deferred cash flow distributions and $401,738 of deferred repayment proceeds to the General Partners during the three months ended March 31, 1994.

     At March 31, 1995, there are no deferrals to the General Partners in excess of that required by the Partnership Agreement. All amounts deferred or currently payable to the General Partners or their affiliates do not bear interest.


(5)  SUBSEQUENT EVENT - PLAZA AT SHELTER COVE MORTGAGE LOAN PREPAYMENT

     In April 1995, the Partnership received a prepayment of the mortgage loan secured by the Plaza at Shelter Cove shopping center. The prepayment amount consisted of the loan principal of $7,000,000 and simple accrued interest of $1,125,000, together with all basic and gross receipts participation interest due. The Partnership will not recognize any material gain or loss on prepayment for financial reporting purposes as a result of the $357,000 provision for loan loss recognized by the Partnership in 1994. For federal income tax reporting purposes, the Partnership expects to recognize a loss on prepayment of approximately $454,000 in 1995. Due to such prepayment, the Partnership has reclassified the principal portion of the loan and the related accrued interest to current items in the accompanying balance sheet at March 31, 1995.


(6)  ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1995 and for the three months ended March 31, 1995 and 1994.

PART I.  FINANCIAL INFORMATION

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Financial Statements contained in this report.

     At March 31, 1995 the Partnership had cash and cash equivalents of approximately $1,273,000. Such funds and short-term investments of approximately $896,000 are available for distributions to partners and for working capital requirements. The General Partners had previously been deferring mortgage investment servicing fees, their share of the distributions of net cash flow from operations and sale and repayment proceeds and reimbursement of various out-of-pocket expenses. At March 31, 1995, there are no deferrals to the General Partners in excess of that required by the Partnership Agreement. Reference is made to Note 4.

     The principal source of future short-term liquidity and distributions is expected to be from the collection of principal and interest on the Partnership's remaining participating first mortgage loan investment (which is payable interest only and was prepaid by the borrower in April 1995). Reference is made to Notes 2(a) and 5. An additional source of future short-term liquidity and the principal source of future long-term liquidity is expected to be from the Partnership's investment in the Spring Hill Fashion Center joint venture, as described below.

     The borrower of the loan secured by the Valley Lo Towers Apartments is in the process of a condominium conversion. In order to facilitate the conversion, the Partnership reached an agreement with the borrower regarding a prepayment of the mortgage loan. Reference is made to Note 2(b) for a description of the prepayment of this loan in July 1993, subsequent principal payments in 1993 and 1994, and the March 1995 prepayment of the remaining balance (including accrued interest) of the promissory note received in connection with the prepayment of the loan secured by the Valley Lo Towers Apartments.

     Regarding the Spring Hill Fashion Center, reference is made to Note 2(c) regarding the suspension of certain interest accruals and the provisions for loan loss on this mortgage loan investment. Due to the uncertainty of the realization of the simple accrued interest recognized through November 30, 1991 (approximately $104,000) and the principal balance of this loan ($702,100), the Partnership, as a matter of prudent accounting practice and to reflect the estimated fair value of the collateral, for financial reporting purposes, suspended the accrual of the simple accrued interest (which was payable at maturity) effective December 1, 1991 and provided for provisions for loan loss of $60,000 in 1992, $37,000 in 1993 and $19,000 in 1994, bringing the total provision for loan loss on this loan to $116,000, which is reflected in the accompanying balance sheet at December 31, 1994. Reference is also made to Note 2(c) regarding the default by the borrower of the loan secured by Spring Hill Fashion Center, the drawing by the lenders (including the Partnership) of the two $250,000 letters of credit additionally securing this loan, and the January 1, 1995 assumption of property management at the Spring Hill Fashion Center by an affiliate of the General Partners of the lenders. Effective as of the management takeover date (January 1, 1995), the Partnership has considered the mortgage loan to be in-substance foreclosed and has accounted for its investment as an investment in a joint venture, at equity. In early May 1995, the lenders obtained legal title to the property in lieu of foreclosure. For financial reporting purposes, the Partnership will not recognize any material gain or loss from this transaction as a result of the Partnership's previously recorded provisions for loan loss. For federal income tax reporting purposes, the Partnership expects to recognize a loss of approximately $163,000 in 1995 as a result of this transaction. The operations of this property are expected to provide a current return which would be less than the scheduled interest payments due under the original mortgage loan. Occupancy at the Spring Hill Fashion Center was 94% at March 31, 1995, unchanged from December 31, 1994. However, a major tenant, which occupies approximately 24% of the leasable space at the property and who is currently operating under Chapter 11 bankruptcy protection, has informed the Partnership that it does not intend to exercise its renewal option when its current lease expires in October 1995. Due to the competitive conditions in this market, re-leasing time and expense could be substantial when this tenant vacates, which will further reduce cash flow from this investment to the Partnership in the short term. The Partnership is currently evaluating its long-term strategy with respect to its remaining real estate investment.

     The Partnership is carefully scrutinizing the appropriateness of any discretionary expenditures, particularly in relation to the amount of working capital it has available. Reference is made to Note 4 for a description of certain fees and payments, the receipt of certain of which had been deferred by the General Partners of the Partnership. By conserving working capital, the Partnership will be in a better position to meet its future needs.

RESULTS OF OPERATIONS

     Reference is made to Note 3 of Notes to Financial Statements contained in the Partnership's 1994 Annual Report for a description of the participating first mortgage loans funded by the Partnership.

     The combined increase in cash and cash equivalents and short-term investments at March 31, 1995 as compared to December 31, 1994 is attributable primarily to the Partnership's receipt in March 1995 of the remaining principal balance of the promissory note received in connection with the 1993 prepayment of the first mortgage loan secured by the Valley Lo Towers Apartments. Reference is made to Note 2(b). The Partnership intends to distribute $40 per Interest to the Limited Partners (and the General Partners' 3% share) during the second quarter of 1995 from the prepayment proceeds of this promissory note.

     The decrease in amount due from affiliate at March 31, 1995 as compared to December 31, 1994 is attributable to the Partnership's 1995 receipt of $35,000 from JMB Mortgage Partners, Ltd. - III, one of the other two participating lenders in the loan secured by the Spring Hill Fashion Center, such amount representing the Partnership's share of the drawn letters of credit (totaling $500,000) in December 1994 in connection with such loan. Reference is made to Note 2(c).

     The decrease in promissory note receivable at March 31, 1995 as compared to December 31, 1994 is attributable to the Partnership's receipt in March 1995 of the entire remaining principal balance of the promissory note received in connection with the 1993 prepayment of the first mortgage loan secured by the Valley Lo Towers Apartments. Reference is made to Note 2(b).

     The increase in mortgage note receivable (current) and deferred interest receivable (current), and the corresponding decrease in mortgage notes receivable (noncurrent) and deferred interest receivable (noncurrent), at March 31, 1995 as compared to December 31, 1994 is primarily attributable to the reclassification (to current) of the mortgage loan and related deferred interest secured by the Plaza at Shelter Cove shopping center due to its prepayment in April 1995. Reference is made to Notes 2(a) and 5. An additional decrease in mortgage notes receivable and deferred interest receivable at March 31, 1995 as compared to December 31, 1994 is attributable to the Partnership's recording as an investment in unconsolidated venture, at equity, effective January 1, 1995, the mortgage loan secured by the Spring Hill Fashion Center. Reference is made to Notes 1 and 2(c).

     The increases in investment in unconsolidated venture, at equity and Partnership's share of operations of unconsolidated venture at March 31, 1995 as compared to December 31, 1994 and for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994, respectively, is attributable to the Partnership's recording as an investment in unconsolidated venture, at equity, effective January 1, 1995, the mortgage loan secured by the Spring Hill Fashion Center. Reference is made to Notes 1 and 2(c).

     Interest income decreased for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 primarily as a result of
(i) the suspension of the simple accrued interest on the loan secured by the Plaza at Shelter Cove shopping center during May 1994 (see Note 2(a)),
(ii) the recording as an investment in unconsolidated venture, at equity, effective January 1, 1995, the mortgage loan secured by the Spring Hill Fashion Center (see Note 2(c)), and (iii) the 1995 repayment of the remaining principal balance of the promissory note received in connection with the 1993 prepayment of the mortgage loan secured by the Valley Lo Towers Apartments (see Note 2(b)). Such decreases in interest income were partly offset by an increase in interest earned on the Partnership's short-term investments in 1995, due primarily to greater average balances in such investments.

     Distributions made to General Partners decreased for the three months ended March 31, 1995 as compared to the same period in 1994 due primarily to the payment of $200,000 of previously deferred net cash flow distributions and $401,738 of previously deferred repayment proceeds during the three months ended March 31, 1994. Reference is made to Note 4.
















PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                           OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment property reflected as owned.

                                         1994                            1995
                          -------------------------------------------------------------------
                                At       At       At        At     At     At      At     At
                               3/31     6/30     9/30     12/31   3/31   6/30    9/30  12/31
                               ----     ----     ----     -----   ----   ----   -----  -----
Spring Hill
  Fashion Center
  Shopping Center
  West Dundee, Illinois.        N/A      N/A      N/A       N/A    94%

- - --------------------

     An "N/A" indicates that the property was not reflected as owned by the Partnership at the end of the quarter.



PART II.  OTHER INFORMATION

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits

            10. Promissory Note for the Plaza at Shelter Cove shopping center, dated October 7, 1985, between HHI 50 Company, a South Carolina limited partnership, and JMB Mortgage Partners, Ltd.-II, an Illinois limited partnership with requisite exhibits, as filed with the Partnership's Report on Form 8-K (File No. 2-87086) for November 7, 1985 is incorporated herein by reference.

            27.   Financial Data Schedule.


     (b) No reports on Form 8-K were required or have been filed for the quarter covered by this report.






                          SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  JMB MORTGAGE PARTNERS, LTD. - II

                  BY:   JMB Realty Corporation
                        (Corporate General Partner)




                        GAILEN J. HULL
                  By:   Gailen J. Hull, Senior Vice President
                  Date: May 11, 1995


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.





                        GAILEN J. HULL
                        Gailen J. Hull
                        Principal Accounting Officer
                  Date: May 11, 1995