Form 10-Q
period 1995-06-30
JMB MORTGAGE PARTNERS LTD II
filed 1995-08-14
CIK 730206

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549




                           FORM 10-Q




          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For the quarter ended June 30, 1995Commission file number 0-16252




               JMB MORTGAGE PARTNERS, LTD. - II
    (Exact name of registrant as specified in its charter)



           Illinois                       36-3252916
    (State of organization)      (I.R.S. Employer Identification No.)



900 N. Michigan Ave., Chicago, Illinois60611
(Address of principal executive office)(Zip Code)



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

                                         BALANCE SHEETS

                               JUNE 30, 1995 AND DECEMBER 31, 1994

                                           (UNAUDITED)


                                             ASSETS
                                             ------

                                                                   JUNE 30,    DECEMBER 31,
                                                                     1995         1994
                                                                 ------------  -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . .   $    123,139    1,069,818
  Short-term investments (note 1). . . . . . . . . . . . . . .      9,303,373        --
  Interest and other receivables . . . . . . . . . . . . . . .         98,099       98,631
  Amount due from affiliate (note 2(c)). . . . . . . . . . . .          --          35,000
  Promissory note receivable (note 2(b)) . . . . . . . . . . .          --         963,454
                                                                 ------------  -----------

        Total current assets . . . . . . . . . . . . . . . . .      9,524,611    2,166,903
                                                                 ------------  -----------

Mortgage notes receivable (net of allowances for loan losses
  of $473,000 in 1994 - notes 2(a) and 2(c)) . . . . . . . . .          --       7,229,100
Deferred interest receivable (notes 2(a) and 2(c)) . . . . . .          --       1,566,662
Investment in unconsolidated venture, at equity (notes 1 and 2(c))    667,975        --
Deferred costs (net of accumulated amortization
  of $143,047 in 1995 and $137,253 in 1994). . . . . . . . . .          4,115        9,909
                                                                 ------------  -----------

                                                                 $ 10,196,701   10,972,574
                                                                 ============  ===========

                                JMB MORTGAGE PARTNERS, LTD. - II
                                     (A LIMITED PARTNERSHIP)

                                   BALANCE SHEETS - CONTINUED

                               JUNE 30, 1995 AND DECEMBER 31, 1994



                      LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                      -----------------------------------------------------


                                                                   JUNE 30,    DECEMBER 31,
                                                                     1995         1994
                                                                 ------------  -----------
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .   $      5,203        1,823
  Amounts due to affiliates (note 4) . . . . . . . . . . . . .          2,681        7,511
                                                                 ------------  -----------

        Total current liabilities. . . . . . . . . . . . . . .          7,884        9,334
                                                                 ------------  -----------
Commitments and contingencies (notes 2 and 4)

Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . .          1,000        1,000
    Cumulative net earnings. . . . . . . . . . . . . . . . . .      1,629,397    1,581,370
    Cumulative cash distributions. . . . . . . . . . . . . . .     (1,688,282)  (1,640,255)
                                                                 ------------  -----------
                                                                      (57,885)     (57,885)
                                                                 ------------  -----------
  Limited partners (22,590.5 interests):
    Capital contributions, net of offering costs . . . . . . .     19,272,546   19,272,546
    Cumulative net earnings. . . . . . . . . . . . . . . . . .     20,222,319   19,912,398
    Cumulative cash distributions. . . . . . . . . . . . . . .    (29,248,163) (28,163,819)
                                                                 ------------  -----------
                                                                   10,246,702   11,021,125
                                                                 ------------  -----------
          Total partners' capital accounts . . . . . . . . . .     10,188,817   10,963,240
                                                                 ------------  -----------

                                                                 $ 10,196,701   10,972,574
                                                                 ============  ===========



                         See accompanying notes to financial statements.

JMB MORTGAGE PARTNERS, LTD. - II
                                     (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF OPERATIONS

                        THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                           (UNAUDITED)

                                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                                  JUNE 30                   JUNE 30
                                         ----------------------------------------------------
                                               1995         1994        1995         1994
                                           -----------   ---------- -----------   ----------
Income:
  Interest income. . . . . . . . . . . . . $   207,347      272,538     428,463      573,230
                                           -----------   ---------- -----------   ----------
Expenses:
  Mortgage investment servicing
    fees (note 4). . . . . . . . . . . . .       1,395        5,457       6,680       10,986
  Professional services. . . . . . . . . .      13,240       17,916      32,540       32,916
  Amortization of deferred expenses. . . .       2,057        2,900       5,794        5,801
  General and administrative . . . . . . .      26,680       24,544      49,556       49,344
                                           -----------   ---------- -----------   ----------

                                                43,372       50,817      94,570       99,047
                                           -----------   ---------- -----------   ----------

          Operating earnings . . . . . . .     163,975      221,721     333,893      474,183

Partnership's share of operations
  of unconsolidated venture
  (notes 1 and 2(c)) . . . . . . . . . . .      10,817        --         24,055        --
                                           -----------   ---------- -----------   ----------
          Net earnings . . . . . . . . . . $   174,792      221,721     357,948      474,183
                                           ===========   ========== ===========   ==========
          Net earnings per
            limited partnership
            interest (note 1). . . . . . . $      6.06        --          13.72        --
                                           ===========   ========== ===========   ==========
          Cash distributions per
            limited partnership
            interest . . . . . . . . . . . $     44.00         4.00       48.00         8.00
                                           ===========   ========== ===========   ==========

                         See accompanying notes to financial statements.

                               JMB MORTGAGE PARTNERS, LTD. - II
                                     (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF CASH FLOWS

                             SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                           (UNAUDITED)
                                                                       1995          1994
                                                                   -----------   -----------
Cash flows from operating activities:
  Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . $   357,948       474,183
  Items not requiring (providing) cash or cash equivalents:
    Amortization of deferred expenses. . . . . . . . . . . . . . .       5,794         5,801
    Partnership's share of operations of unconsolidated venture,
      net of distributions . . . . . . . . . . . . . . . . . . . .       3,945         --
Changes in:
  Interest and other receivables . . . . . . . . . . . . . . . . .         532        81,917
  Amount due from affiliate. . . . . . . . . . . . . . . . . . . .      35,000         --
  Deferred interest receivable (note 2). . . . . . . . . . . . . .   1,481,618       (93,790)
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .       3,380        (1,799)
  Amounts due to affiliates (note 4) . . . . . . . . . . . . . . .      (4,830)        1,279
  Other current liabilities. . . . . . . . . . . . . . . . . . . .       --           (4,657)
                                                                   -----------    ----------
          Net cash provided by operating activities. . . . . . . .   1,883,387       462,934
                                                                   -----------    ----------

Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments .  (9,303,373)      338,351
  Prepayment of first mortgage loan (note 2(a)). . . . . . . . . .   6,643,000         --
  Collection of principal on promissory note received in connection
    with mortgage loan prepayment (note 2(b)). . . . . . . . . . .     963,454       281,370
  Costs in connection with investment in unconsolidated venture. .        (776)        --
                                                                   -----------    ----------
          Net cash provided by (used in) investing activities. . .  (1,697,695)      619,721
                                                                   -----------    ----------
Cash flows from financing activities:
  Distributions to limited partners. . . . . . . . . . . . . . . .  (1,084,344)     (180,724)
  Distributions to general partners. . . . . . . . . . . . . . . .     (48,027)     (695,400)
                                                                   -----------    ----------
          Net cash used in financing activities. . . . . . . . . .  (1,132,371)     (876,124)
                                                                   -----------    ----------
          Net increase (decrease) in cash and cash equivalents . .    (946,679)      206,531

          Cash and cash equivalents, beginning of year . . . . . .   1,069,818       293,879
                                                                   -----------    ----------
          Cash and cash equivalents, end of period . . . . . . . . $   123,139       500,410
                                                                   ===========    ==========
                                  JMB MORTGAGE PARTNERS, LTD. - II
                                     (A LIMITED PARTNERSHIP)

                              STATEMENTS OF CASH FLOWS - CONTINUED



                                                                      1995           1994
                                                                  ------------   -----------

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . .  $    --            --
                                                                    ==========    ==========
  Non-cash investing and financing activities:
    Balance due on mortgage note receivable. . . . . . . . . . . .  $  702,100         --
    Deferred interest receivable . . . . . . . . . . . . . . . . .      85,044         --
    Provision for loan loss. . . . . . . . . . . . . . . . . . . .    (116,000)        --
    Capitalized costs. . . . . . . . . . . . . . . . . . . . . . .         776         --
                                                                    ----------    ----------
          Investment in unconsolidated venture,
            at equity (notes 1 and 2(c)) . . . . . . . . . . . . .  $  671,920         --
                                                                    ==========    ==========


























                         See accompanying notes to financial statements.

               JMB MORTGAGE PARTNERS, LTD. - II
                    (A LIMITED PARTNERSHIP)

                 NOTES TO FINANCIAL STATEMENTS

                    JUNE 30, 1995 AND 1994

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


(1)  BASIS OF ACCOUNTING

     For financial reporting purposes, effective January 1, 1995, the mortgage loan secured by the Spring Hill Fashion Center was determined to have been in-substance foreclosed and was reclassified as an investment in a joint venture in real estate on the equity method at its estimated fair value. In early May 1995, the lenders (including the Partnership) obtained legal title to the property (see note 2(c)). Accordingly, the accompanying financial statements do not include the accounts of the venture.

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP"). Such adjustments are not recorded on the records of the Partnership. The net effect of these items is summarized as follows for the six months ended June 30:

                        1995                  1994
             -----------------------  --------------------
                GAAP BASIS TAX BASIS  GAAP BASIS TAX BASIS
                ---------- ---------  ---------- ---------
Net earnings
 (loss). . . . .  $357,948  (255,220)    474,183   520,243
Net earnings
 (loss) per
 limited
 partnership
 interest. . . .  $  13.72    (12.61)      --        --
                  ========  ========     =======   =======

     The net earnings (loss) per limited partnership interest ("Interest") is based upon the number of Interests outstanding at the end of each period (22,590.5). As further described in Note 2 of Notes to Financial Statements included in the Partnership's 1994 Annual Report, net profits of the Partnership from operations are allocated to the General Partners in an amount equal to the greater of 1% of net profits or the amount of net cash distributions to the General Partners, with the remaining net profits allocated to the Limited Partners. As the distribution of deferred cash flow distributions and deferred repayment proceeds paid to the General Partners during the six months ended June 30, 1994 (see note 4) exceeded the net profits earned by the Partnership during the period, the General Partners were allocated 100% of the Partnership's net profits for the six months ended June 30, 1994. Such allocation had no effect on total Partnership assets or net profits.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies cash receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and

               JMB MORTGAGE PARTNERS, LTD. - II
                    (A LIMITED PARTNERSHIP)

           NOTES TO FINANCIAL STATEMENTS - CONTINUED


accumulated according to the classifications specified in the pronouncement. Partnership distributions from its unconsolidated venture are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less (none at June 30, 1995 and $993,632 at December 31, 1994) as cash equivalents, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     The Partnership's participating first mortgage loan investments provided for the following components of interest: basic interest which was payable monthly; simple accrued interest which was payable upon loan prepayment or at maturity; participation interest, payable no less frequently than annually, in annual gross receipts (as defined) of the respective properties in excess of specified amounts, and participation interest in subsequent increases in the market values of the respective properties in excess of specified amounts, payable at the respective properties' sale or at maturity.

     Basic and simple accrued interest income on mortgage notes receivable was being recognized using the interest method, which resulted in a level effective yield on the outstanding principal balance. Effective December 1, 1991, the Partnership, for financial reporting purposes, suspended the accrual of the simple accrued interest receivable (which was payable at maturity) on the mortgage loan secured by the Spring Hill Fashion Center (see note 2(c)). Effective May 16, 1994, the Partnership, for financial reporting purposes, suspended the accrual of the simple accrued interest (which was payable at maturity) on the mortgage loan secured by the Plaza at Shelter Cove shopping center (see note 2(a)). Participation interest in increases in the market value of the respective properties in excess of specified amounts is recognized as income when received by the Partnership.

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


(2)  MORTGAGE NOTES RECEIVABLE

     (a) The Plaza at Shelter Cove Shopping Center, Hilton Head Island, South Carolina

     Reference is made to Note 3(b) of Notes to Financial Statements contained in the Partnership's 1994 Annual Report for a description of the terms of this loan, which was scheduled to mature in November 1995. In April 1995, the Partnership received a prepayment in full of this mortgage loan pursuant to a previously negotiated prepayment agreement. For financial reporting purposes, the prepayment amount of approximately $8,204,000 consisted of the loan principal of $6,643,000 (net of provision for loan loss of $357,000), simple accrued interest of approximately $1,482,000, and the balance due of prior years' gross receipts participation interest and reimbursement of certain fees totaling approximately $79,000. The Partnership did not recognize any material gain

               JMB MORTGAGE PARTNERS, LTD. - II
                    (A LIMITED PARTNERSHIP)

           NOTES TO FINANCIAL STATEMENTS - CONTINUED


or loss on loan prepayment for financial reporting purposes as a result of the $357,000 provision for loan loss recognized by the Partnership in 1994, as described below. For Federal income tax reporting purposes, the Partnership expects to recognize a loss on loan prepayment of approximately $454,000 in 1995.

     Due to the uncertainty of the realization of the simple accrued interest recognized through May 15, 1994 (approximately $1,482,000) and the principal balance of the loan ($7,000,000), the Partnership, as a matter of prudent accounting practice and to reflect the estimated fair value of the collateral, had, for financial reporting purposes, suspended the accrual of the simple accrued interest (which was payable at maturity) effective May 16, 1994 and made a provision for loan loss (including simple accrued interest) of $357,000 in 1994, which is reflected in the accompanying balance sheet at December 31, 1994.

     (b)  Valley Lo Towers Apartments, Glenview, Illinois

     Reference is made to Note 3(c) of Notes to Financial Statements contained in the Partnership's 1994 Annual Report for a description of the terms of this loan.

     In order to facilitate the borrower's condominium conversion, the Partnership reached an agreement with the borrower regarding a prepayment of the first mortgage loan. In July 1993, the Partnership received an initial loan payoff totaling $11,600,000 from the borrower. The remaining $1,575,000 of the total prepayment amount of $13,175,000 was represented by a modified original promissory note, which bore interest (payable monthly in arrears) at 6% per year on the unpaid principal balance, and which was prepayable (without penalty) in whole or in part at any time prior to the loan maturity date of April 15, 1996. The Partnership received principal payments totaling $330,176 in 1993 and $281,370 in 1994 (such payments representing proceeds from the sale of four designated units), thereby reducing the outstanding principal balance of the promissory note to $963,454, which balance was prepaid in full in March 1995 (together with all interest due). The promissory note was secured by a guarantee signed by the general partners of the borrower, as well as a first mortgage lien on five designated unsold units (four of which had subsequently been sold) and a junior collateral assignment on all remaining nondesignated unsold units. For financial reporting purposes, the total prepayment amount of $13,175,000 consisted of the prepayment of the first mortgage loan of $8,500,000 (replaced by the above-mentioned modified promissory note of $1,575,000), simple accrued interest on the first mortgage loan of $1,427,419, and the recognition in 1993 of the total participation interest on the first mortgage loan of $3,247,581.

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

               JMB MORTGAGE PARTNERS, LTD. - II
                    (A LIMITED PARTNERSHIP)

           NOTES TO FINANCIAL STATEMENTS - CONTINUED


     Due to the uncertainty of the realization of the simple accrued interest recognized through November 30, 1991 (approximately $104,000) and the principal balance of the loan ($702,100), the Partnership, as a matter of prudent accounting practice and to reflect the estimated fair value of the collateral, for financial reporting purposes, suspended the accrual of the simple accrued interest (which was payable at maturity) effective December 1, 1991 and made provisions for loan loss of $60,000 in 1992, $37,000 in 1993 and $19,000 in 1994, bringing the total provision for loan loss on this loan to $116,000, which is reflected in the accompanying balance sheet at December 31, 1994.

     The borrower defaulted in its scheduled basic interest payments due under this loan during the fourth quarter of 1994. Consequently, the lenders (including the Partnership) drew on the above-mentioned letters of credit totaling $500,000 in late December 1994. An affiliate of the lenders took control of the property's funds in January 1995 and is currently managing the property under an agreement which provides for a fee equal to 4% of the property's gross receipts (such fee excluding compensation for leasing activity). In early May 1995, the lenders obtained legal title to the property pursuant to a deed in lieu of foreclosure. Effective as of the management takeover date (January 1, 1995), the Partnership considered the mortgage loan to be in-substance foreclosed and has accounted for its investment as an investment in a joint venture on the equity method. For financial reporting purposes, the Partnership did not recognize any material gain or loss from this transaction as a result of the Partnership's previously recorded provisions for loan loss as described above. For Federal income tax reporting purposes, the Partnership expects to recognize a loss of approximately $161,000 in 1995 as a result of this transaction. The operations of this property are expected to provide a current return which would be less than the scheduled interest payments due under the original mortgage loan.

     Occupancy at the shopping center remained at 94% at June 30, 1995, unchanged from March 31, 1995. However, a major tenant, which occupies approximately 24% of the leasable space at the property and who is currently operating under Chapter 11 bankruptcy protection has informed the Partnership that it does not intend to exercise its renewal option when its current lease expires in October 1995. Due to the competitive conditions in this market, re-leasing time and expense could be substantial when this tenant vacates, which will further reduce cash flow from this investment to the Partnership in the short term.

(3)  SELECTED FINANCIAL INFORMATION

     Pursuant to the requirements of the Securities and Exchange Commission, the following is a summary of historical financial information for the three months ended March 31, 1995 and the six months ended June 30, 1994 for The Plaza at Shelter Cove shopping center. Reference is made to note 2(a).  Such information is not necessarily related to current market values.
                                     1995            1994
                                   --------        -------
          Total revenues . . .     $302,121        595,896
                                   ========        =======
          Net earnings . . . .     $ 42,468         71,462
                                   ========        =======

               JMB MORTGAGE PARTNERS, LTD. - II
                    (A LIMITED PARTNERSHIP)

           NOTES TO FINANCIAL STATEMENTS - CONCLUDED


(4) TRANSACTIONS WITH AFFILIATES

    Fees and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1995 and for the six months ended June 30, 1995 and 1994, are as follows:

                                                    Unpaid at
                                                    June 30,
                                1995      1994        1995
                                ----      ----    -----------
Reimbursement (at cost) for
 out-of-pocket expenses. .      $399        72         63
                                ====      ====         ==

     The Corporate General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Corporate General Partner and its affiliates while directly engaged in the administration of the Partnership. Such reimbursable costs for 1995 were $26,121 of which $1,223 was unpaid at June 30, 1995.

     The Partnership is obligated to pay (not more often than monthly) mortgage investment servicing fees to the General Partners at an annual rate of 1/4 of 1% of the maximum amount funded or to be funded by the Partnership on mortgage investments. The servicing fee is calculated from the date the Partnership first signs a letter of commitment for such mortgage investment, but is not payable until the funding of the mortgage investment. Such unpaid fees were $1,395 at June 30, 1995.

     Although currently receiving their distributions of net cash flow and repayment proceeds, the General Partners had previously deferred payment of certain of their distributions of prior net cash flow and repayment proceeds from the Partnership. The Partnership paid $256,219 of such deferred cash flow distributions and $401,738 of deferred repayment proceeds to the General Partners during the six months ended June 30, 1994.

     At June 30, 1995, there are no deferrals to the General Partners in excess of that required by the Partnership Agreement. All amounts deferred or currently payable to the General Partners or their affiliates do not bear interest.

     Subsequent to June 30, 1995, the Corporate General Partner of the Partnership has determined to use an independent third party or parties to perform certain of these administrative services beginning in late 1995. Use of a third party, rather than reimbursement to the Corporate General Partner and its affiliates, is not expected to have a material effect on the operations of the Partnership.


(5)  ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1995 and for the three and six months ended June 30, 1995 and 1994.

PART I.  FINANCIAL INFORMATION

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Financial Statements contained in this report.

     At June 30, 1995 the Partnership had cash and cash equivalents of approximately $123,000. Such funds and short-term investments of approximately $9,303,000 are available for distributions to partners and for working capital requirements. The Partnership expects to distribute $350 per Interest for the second quarter of 1995 (including the General Partners' 3% share), primarily from the proceeds of the prepayment of the loan secured by the Plaza at Shelter Cove shopping center, as more fully discussed below. The General Partners had previously been deferring mortgage investment servicing fees, their share of the distributions of net cash flow from operations and sale and repayment proceeds and reimbursement of various out-of-pocket expenses. At June 30, 1995, there are no deferrals to the General Partners in excess of that required by the Partnership Agreement. Reference is made to Note 4.

     The principal source of both short-term and long-term future liquidity and distributions is expected to be from the Partnership's investment in the Spring Hill Fashion Center joint venture, as described below.

     In order to facilitate the condominium conversion by the borrower of the loan secured by the Valley Lo Towers Apartments, the Partnership reached an agreement with the borrower regarding a prepayment of the mortgage loan. Reference is made to Note 2(b) for a description of the prepayment of this loan in July 1993, subsequent principal payments in 1993 and 1994, and the March 1995 prepayment of the remaining balance (including accrued interest) of the promissory note received in connection with the prepayment of the loan secured by the Valley Lo Towers Apartments.

     Reference is made to Note 2(a) for a description of the April 1995 prepayment of the loan secured by the Plaza at Shelter Cove shopping center and the 1994 provision for loan loss of $357,000 on this mortgage loan investment. For financial reporting purposes, the Partnership did not recognize any material gain or loss on this loan prepayment as a result of the Partnership's previously recorded provision for loan loss. For Federal income tax reporting purposes, the Partnership expects to recognize a loss on loan prepayment of approximately $454,000 in 1995.

     Reference is made to Note 2(c) regarding the default by the borrower of the loan secured by Spring Hill Fashion Center, the drawing by the lenders (including the Partnership) of the two $250,000 letters of credit that were additionally securing this loan, and the January 1, 1995 assumption of property management at the Spring Hill Fashion Center by an affiliate of the General Partners of the lenders. Effective as of the management takeover date (January 1, 1995), the Partnership considered the mortgage loan to be in-substance foreclosed and has accounted for its investment as an investment in a joint venture, at equity. In early May 1995, the lenders obtained legal title to the property pursuant to a deed in lieu of foreclosure. For financial reporting purposes, the Partnership did not recognize any material gain or loss from this transaction as a result of the Partnership's previously recorded provisions for loan loss (see Note 2(c)). For Federal income tax reporting purposes, the Partnership expects to recognize a loss of approximately $161,000 in 1995 as a result of this transaction. The operations of this property are expected to provide a current return which would be less than the scheduled interest payments due under the original mortgage loan. Occupancy at the Spring Hill Fashion Center remained at 94% at June 30, 1995, unchanged from March 31, 1995. However, a major tenant, which occupies approximately 24% of the leasable space at the property and who is currently operating under Chapter 11 bankruptcy protection, has informed the lenders (including the Partnership) that it does not intend to exercise its renewal option when its current lease expires in October 1995. Due to the competitive conditions in this market, re-leasing time and expense could be substantial when this tenant vacates, which will further reduce cash flow from this investment to the Partnership in the short term.

     Because the interest from the mortgage loan secured by the Plaza at Shelter Cove shopping center comprised the major share of the Partnership's net cash receipts, the Partnership has ceased making operating distributions effective with the second quarter of 1995. Since the Partnership's remaining real estate investment, the Spring Hill Fashion Center, represents less than 4% of the Partnership's total original investment in mortgages, the Partnership is planning to sell this asset as soon as it is feasibly possible in order to liquidate the Partnership. As previously mentioned, one of the major tenants, F&M Distributors ("F&M"), which occupies 30,000 square feet of leasable space at the Spring Hill Fashion Center, is operating under Chapter 11 bankruptcy protection, and has notified the lenders (including the Partnership) that it intends to vacate the space upon its lease expiration on October 31, 1995. The manager of the property is marketing the vacant space, and it will most likely be difficult to sell the property prior to the re-leasing of the F&M space.

     The Partnership property is carefully scrutinizing the appropriateness of any discretionary expenditures, particularly in relation to the amount of working capital it has available. Reference is made to Note 4 for a description of certain fees and payments, the receipt of certain of which had been deferred by the General Partners of the Partnership. By conserving working capital, the Partnership will be in a better position to meet its future needs.

RESULTS OF OPERATIONS

     Reference is made to Note 3 of Notes to Financial Statements contained in the Partnership's 1994 Annual Report for a description of the participating first mortgage loans funded by the Partnership.

     The combined increase in cash and cash equivalents and short-term investments at June 30, 1995 as compared to December 31, 1994 is attributable primarily to the Partnership's receipt in April 1995 of the prepayment of the first mortgage loan secured by the Plaza at Shelter Cove shopping center. Reference is made to Note 2(a). The Partnership intends to distribute $350 per Interest to the Limited Partners (and the General Partners' 3% share) during the third quarter of 1995, as described above.

     The decrease in amount due from affiliate at June 30, 1995 as compared to December 31, 1994 is attributable to the Partnership's 1995 receipt of $35,000 from JMB Mortgage Partners, Ltd. - III, one of the other two participating lenders of the loan secured by the Spring Hill Fashion Center, such amount representing the Partnership's share of the drawn letters of credit (totaling $500,000) in December 1994 in connection with such loan. Reference is made to Note 2(c).

     The decrease in promissory note receivable at June 30, 1995 as compared to December 31, 1994 is attributable to the Partnership's receipt in March 1995 of the entire remaining principal balance of the promissory note received in connection with the 1993 prepayment of the first mortgage loan secured by the Valley Lo Towers Apartments. Reference is made to Note 2(b).

     The decrease in mortgage note receivable and deferred interest receivable at June 30, 1995 as compared to December 31, 1994 is attributable primarily to the prepayment of the mortgage loan and related deferred interest secured by the Plaza at Shelter Cove shopping center in April 1995. Reference is made to Note 2(a). An additional decrease in mortgage notes receivable and deferred interest receivable at June 30, 1995 as compared to December 31, 1994 is attributable to the Partnership's recording as an investment in unconsolidated venture, at equity, effective January 1, 1995, the mortgage loan secured by the Spring Hill Fashion Center. Reference is made to Notes 1 and 2(c).

     The increases in investment in unconsolidated venture, at equity and Partnership's share of operations of unconsolidated venture at June 30, 1995 as compared to December 31, 1994 and for the three and six months ended June 30, 1995 as compared to the three and six months ended June 30, 1994, respectively, is attributable to the Partnership's recording as an investment in unconsolidated venture, at equity, effective January 1, 1995, the mortgage loan secured by the Spring Hill Fashion Center. Reference is made to Notes 1 and 2(c).

     Interest income decreased for the three and six months ended June 30, 1995 as compared to the three and six months ended June 30, 1994 primarily as a result of (i) the April 1995 prepayment of the loan secured by the Plaza at Shelter Cove shopping center and the suspension of the simple accrued interest on the loan secured by the Plaza at Shelter Cove shopping center during May 1994 (see Note 2(a)), (ii) the recording as an investment in unconsolidated venture, at equity, effective January 1, 1995, the mortgage loan secured by the Spring Hill Fashion Center (see Note 2(c)), and (iii) the 1995 repayment of the remaining principal balance of the promissory note received in connection with the 1993 prepayment of the mortgage loan secured by the Valley Lo Towers Apartments (see Note 2(b)). Such decreases in interest income were partly offset by an increase in interest earned on the Partnership's short-term investments in 1995, due primarily to greater average balances in such investments, which resulted primarily from the temporary investment of proceeds received from the prepayment of the loan secured by the Plaza at Shelter Cove shopping center, as described above.

     Mortgage investment servicing fees decreased for the three and six months ended June 30, 1995 as compared to the year-earlier periods as a result of (i) the prepayment of the loan secured by the Plaza at Shelter Cove shopping center in April 1995, (ii) the above mentioned prepayment of the promissory note received in connection with the prepayment of the loan secured by the Valley Lo Towers Apartments, and (iii) the obtaining of legal title to the Spring Hill Fashion Center in May 1995.

     Distributions made to General Partners for the six months ended June 30, 1994 include payments of $256,219 of previously deferred net cash flow distributions and $401,738 of previously deferred repayment proceeds. Reference is made to Note 4. Distributions made to Limited and General Partners for the six months ended June 30, 1995 include a distribution of $40 per Interest (including the General Partners' 3% share) from the March 1995 prepayment of the remaining principal balance of the promissory note received in connection with the 1993 prepayment of the loan secured by the Valley Lo Towers Apartments.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                           OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment property.

                                         1994                            1995
                          -------------------------------------------------------------------
                                At       At       At        At     At     At      At     At
                               3/31     6/30     9/30     12/31   3/31   6/30    9/30  12/31
                               ----     ----     ----     -----   ----   ----   -----  -----
Spring Hill
  Fashion Center
  Shopping Center
  West Dundee, Illinois.        N/A      N/A      N/A       N/A   94%*    94%

--------------------

     An "N/A" indicates that the property was not reflected as owned by the Partnership at the end of the quarter.

     *  Reference is made to Note 2(c) for a discussion of the presentation of this property as owned at March 31,
1995 although title did not transfer to the Partnership pursuant to a deed in lieu of foreclosure until May 1995.


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


                  JMB MORTGAGE PARTNERS, LTD. - II

                  BY:   JMB Realty Corporation
                        (Corporate General Partner)




                        GAILEN J. HULL
                  By:   Gailen J. Hull, Senior Vice President
                  Date: August 9, 1995


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.





                        GAILEN J. HULL
                        Gailen J. Hull
                        Principal Accounting Officer
                  Date: August 9, 1995