Form 10-Q
period 1995-09-30
JMB MORTGAGE PARTNERS LTD II
filed 1995-11-09
CIK 730206

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549




                           FORM 10-Q




          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For the quarter ended September 30, 1995    Commission file #0-16252




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

                                         BALANCE SHEETS

                            SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                                           (UNAUDITED)


                                             ASSETS
                                             ------

                                                                SEPTEMBER 30,  DECEMBER 31,
                                                                    1995          1994
                                                               -------------   -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . .   $  1,495,582    1,069,818
  Interest and other receivables . . . . . . . . . . . . . . .          1,894       98,631
  Amount due from affiliate (note 2(c)). . . . . . . . . . . .          --          35,000
  Promissory note receivable (note 2(b)) . . . . . . . . . . .          --         963,454
                                                                 ------------  -----------

        Total current assets . . . . . . . . . . . . . . . . .      1,497,476    2,166,903
                                                                 ------------  -----------

Mortgage notes receivable (net of allowances for loan losses
  of $473,000 in 1994 - notes 2(a) and 2(c)) . . . . . . . . .          --       7,229,100
Deferred interest receivable (notes 2(a) and 2(c)) . . . . . .          --       1,566,662
Investment in unconsolidated venture, at equity (notes 1 and 2(c))    681,923        --
Deferred costs (net of accumulated amortization
  of $145,105 in 1995 and $137,253 in 1994). . . . . . . . . .          2,057        9,909
                                                                 ------------  -----------

                                                                 $  2,181,456   10,972,574
                                                                 ============  ===========

                                JMB MORTGAGE PARTNERS, LTD. - II
                                     (A LIMITED PARTNERSHIP)

                                   BALANCE SHEETS - CONTINUED




                      LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                      -----------------------------------------------------


                                                                SEPTEMBER 30,  DECEMBER 31,
                                                                    1995          1994
                                                                -------------  -----------
Current liabilities:
  Bank overdraft . . . . . . . . . . . . . . . . . . . . . . .   $     68,140        --
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .         10,076        1,823
  Amounts due to affiliates (note 4) . . . . . . . . . . . . .          2,415        7,511
                                                                 ------------  -----------

        Total current liabilities. . . . . . . . . . . . . . .         80,631        9,334
                                                                 ------------  -----------
Commitments and contingencies (notes 2 and 4)

Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . .          1,000        1,000
    Cumulative net earnings. . . . . . . . . . . . . . . . . .      1,873,934    1,581,370
    Cumulative cash distributions. . . . . . . . . . . . . . .     (1,932,819)  (1,640,255)
                                                                 ------------  -----------
                                                                      (57,885)     (57,885)
                                                                 ------------  -----------
  Limited partners (22,590.5 interests):
    Capital contributions, net of offering costs . . . . . . .     19,272,546   19,272,546
    Cumulative net earnings. . . . . . . . . . . . . . . . . .     20,041,001   19,912,398
    Cumulative cash distributions. . . . . . . . . . . . . . .    (37,154,837) (28,163,819)
                                                                 ------------  -----------
                                                                    2,158,710   11,021,125
                                                                 ------------  -----------
          Total partners' capital accounts . . . . . . . . . .      2,100,825   10,963,240
                                                                 ------------  -----------

                                                                 $  2,181,456   10,972,574
                                                                 ============  ===========



                         See accompanying notes to financial statements.

                               JMB MORTGAGE PARTNERS, LTD. - II
                                     (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF OPERATIONS

                     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                           (UNAUDITED)

                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                                SEPTEMBER 30              SEPTEMBER 30
                                         ----------------------------------------------------
                                               1995         1994        1995         1994
                                           -----------   ----------  ----------   ----------
Income:
  Interest income. . . . . . . . . . . . . $   110,821      237,320     539,284      810,550
                                           -----------   ----------   ---------   ----------
Expenses:
  Mortgage investment servicing
    fees (note 4). . . . . . . . . . . . .       --           5,457       6,680       16,443
  Professional services. . . . . . . . . .       --           --         32,540       32,916
  Amortization of deferred expenses. . . .       2,058        2,901       7,852        8,702
  General and administrative . . . . . . .      59,492       19,911     109,048       69,255
                                           -----------   ----------   ---------   ----------

                                                61,550       28,269     156,120      127,316
                                           -----------   ----------   ---------   ----------

          Operating earnings . . . . . . .      49,271      209,051     383,164      683,234

Partnership's share of operations
  of unconsolidated venture
  (notes 1 and 2(c)) . . . . . . . . . . .      13,948        --         38,003        --
                                           -----------   ----------   ---------   ----------
          Net earnings . . . . . . . . . . $    63,219      209,051     421,167      683,234
                                           ===========   ==========   =========   ==========
          Net earnings (loss) per
            limited partnership
            interest (note 1). . . . . . . $     (8.03)       --           5.69        --
                                           ===========   ==========   =========   ==========
          Cash distributions per
            limited partnership
            interest . . . . . . . . . . . $    350.00         4.00      398.00        12.00
                                           ===========   ==========   =========   ==========

                         See accompanying notes to financial statements.

                                  JMB MORTGAGE PARTNERS, LTD. - II
                                     (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF CASH FLOWS

                          NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                           (UNAUDITED)
                                                                       1995          1994
                                                                   -----------   -----------
Cash flows from operating activities:
  Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . $   421,167       683,234
  Items not requiring (providing) cash or cash equivalents:
    Amortization of deferred expenses. . . . . . . . . . . . . . .       7,852         8,702
    Partnership's share of operations of unconsolidated venture,
      net of distributions . . . . . . . . . . . . . . . . . . . .     (10,003)        --
Changes in:
  Interest and other receivables . . . . . . . . . . . . . . . . .      96,737        87,749
  Amount due from affiliate. . . . . . . . . . . . . . . . . . . .      35,000         --
  Deferred interest receivable (note 2). . . . . . . . . . . . . .   1,481,618       (93,790)
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .       8,253        33,407
  Amounts due to affiliates (note 4) . . . . . . . . . . . . . . .      (5,096)      (31,610)
  Other current liabilities. . . . . . . . . . . . . . . . . . . .       --           (4,657)
                                                                   -----------    ----------
          Net cash provided by operating activities. . . . . . . .   2,035,528       683,035
                                                                   -----------    ----------

Cash flows from investing activities:
  Net sales and maturities of short-term investments . . . . . . .       --        1,321,102
  Prepayment of first mortgage loan (note 2(a)). . . . . . . . . .   6,643,000         --
  Collection of principal on promissory note received in connection
    with mortgage loan prepayment (note 2(b)). . . . . . . . . . .     963,454       281,370
  Costs in connection with investment in unconsolidated venture. .        (776)        --
                                                                   -----------    ----------
          Net cash provided by investing activities. . . . . . . .   7,605,678     1,602,472
                                                                   -----------    ----------
Cash flows from financing activities:
  Bank overdraft . . . . . . . . . . . . . . . . . . . . . . . . .      68,140          --
  Distributions to limited partners. . . . . . . . . . . . . . . .  (8,991,018)     (835,848)
  Distributions to general partners. . . . . . . . . . . . . . . .    (292,564)     (705,545)
                                                                   -----------    ----------
          Net cash used in financing activities. . . . . . . . . .  (9,215,442)   (1,541,393)
                                                                   -----------    ----------
          Net increase in cash and cash equivalents. . . . . . . .     425,764       744,114

          Cash and cash equivalents, beginning of year . . . . . .   1,069,818       293,879
                                                                   -----------    ----------
          Cash and cash equivalents, end of period . . . . . . . . $ 1,495,582     1,037,993
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

                  SEPTEMBER 30, 1995 AND 1994

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

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP"). Such adjustments are not recorded on the records of the Partnership. The net effect of these items is summarized as follows for the nine months ended September 30:

                        1995                  1994
             -----------------------  -------------------------
                GAAP BASIS TAX BASIS  GAAP BASIS TAX BASIS
                ---------- ---------  ---------- ---------
Net earnings
 (loss). . . . .  $421,167   (74,904)    683,234   765,995
Net earnings
 (loss) per
 limited
 partnership
 interest. . . .  $   5.69    (15.45)      --         2.68
                  ========  ========     =======   =======

     The net earnings (loss) per limited partnership interest ("Interest") is based upon the number of Interests outstanding at the end of each period (22,590.5). As further described in Note 2 of Notes to Financial Statements included in the Partnership's 1994 Annual Report, net profits of the Partnership from operations are allocated to the General Partners in an amount equal to the greater of 1% of net profits or the amount of net cash distributions to the General Partners, with the remaining net profits allocated to the Limited Partners. As the distribution of deferred cash flow distributions and deferred repayment proceeds paid to the General Partners during the nine months ended September 30, 1994 (see note 4) exceeded the net profits earned by the Partnership during the period, the General Partners were allocated 100% of the Partnership's net profits for the three and nine months ended September 30, 1994. The General Partners were allocated approximately $293,000 of the Partnership's net profits for the nine months ended September 30, 1995, primarily as a result of receiving their share of distributions from repayment proceeds of approximately $245,000 during the three months ended September 30, 1995, with the Limited Partners being allocated the remainder of net profits for 1995. Such allocations had no effect on total Partnership assets or net profits. Partnership distributions from its unconsolidated venture are

               JMB MORTGAGE PARTNERS, LTD. - II
                    (A LIMITED PARTNERSHIP)

           NOTES TO FINANCIAL STATEMENTS - CONTINUED


considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($1,495,582 at September 30, 1995 and $993,632 at December 31, 1994) as cash equivalents, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

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

     Basic and simple accrued interest income on mortgage notes receivable was being recognized using the interest method, which resulted in a level effective yield on the outstanding principal balance. Effective December 1, 1991, the Partnership, for financial reporting purposes, suspended the accrual of the simple accrued interest receivable (which was payable at maturity) on the mortgage loan secured by the Spring Hill Fashion Center (see note 2(c)). Effective May 16, 1994, the Partnership, for financial reporting purposes, suspended the accrual of the simple accrued interest (which was payable at maturity) on the mortgage loan secured by the Plaza at Shelter Cove shopping center (see note 2(a)). Participation interest in increases in the market value of the respective properties in excess of specified amounts was recognized as income when received by the Partnership.

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


(2)  MORTGAGE NOTES RECEIVABLE

     (a) The Plaza at Shelter Cove Shopping Center, Hilton Head Island, South Carolina

     Reference is made to Note 3(b) of Notes to Financial Statements contained in the Partnership's 1994 Annual Report for a description of the terms of this loan, which was scheduled to mature in November 1995. In April 1995, the Partnership received a prepayment in full of this mortgage loan pursuant to a previously negotiated prepayment agreement. For financial reporting purposes, the prepayment amount of approximately $8,204,000 consisted of the loan principal of $6,643,000 (net of provision for loan loss of $357,000), simple accrued interest of approximately $1,482,000, and the balance due of prior years' gross receipts participation interest and reimbursement of certain fees totaling approximately $79,000. The Partnership did not recognize any gain or loss

               JMB MORTGAGE PARTNERS, LTD. - II
                    (A LIMITED PARTNERSHIP)

           NOTES TO FINANCIAL STATEMENTS - CONTINUED


on loan prepayment for financial reporting purposes as a result of the $357,000 provision for loan loss recognized by the Partnership in 1994, as described below. For Federal income tax reporting purposes, the Partnership expects to recognize a loss on loan prepayment of approximately $454,000 in 1995.

     Due to the uncertainty of the realization of the simple accrued interest recognized through May 15, 1994 (approximately $1,482,000) and the principal balance of the loan ($7,000,000), the Partnership, as a matter of prudent accounting practice and to reflect the estimated fair value of the collateral had, for financial reporting purposes, suspended the accrual of the simple accrued interest (which was payable at maturity) effective May 16, 1994 and made a provision for loan loss (including simple accrued interest) of $357,000 in 1994, which is reflected in the accompanying balance sheet at December 31, 1994.

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

               JMB MORTGAGE PARTNERS, LTD. - II
                    (A LIMITED PARTNERSHIP)

           NOTES TO FINANCIAL STATEMENTS - CONTINUED


     Due to the uncertainty of the realization of the simple accrued interest recognized through November 30, 1991 (approximately $104,000) and the principal balance of the loan ($702,100), the Partnership, as a matter of prudent accounting practice and to reflect the estimated fair value of the collateral for financial reporting purposes, suspended the accrual of the simple accrued interest (which was payable at maturity) effective December 1, 1991 and made provisions for loan loss of $60,000 in 1992, $37,000 in 1993 and $19,000 in 1994, bringing the total provision for loan loss on this loan to $116,000, which is reflected in the accompanying balance sheet at December 31, 1994.

     The borrower defaulted in its scheduled basic interest payments due under this loan during the fourth quarter of 1994. Consequently, the lenders (including the Partnership) drew on the above-mentioned letters of credit totaling $500,000 in late December 1994. An affiliate of the lenders took control of the property's funds in January 1995 and is currently managing the property under an agreement which provides for a fee equal to 4% of the property's gross receipts (such fee excluding compensation for leasing activity). In early May 1995, the lenders obtained legal title to the property pursuant to a deed in lieu of foreclosure. Effective as of the management takeover date (January 1, 1995), the Partnership considered the mortgage loan to be in-substance foreclosed and has accounted for its investment as an investment in a joint venture on the equity method. For financial reporting purposes, the Partnership did not recognize any gain or loss from this transaction as a result of the Partnership's previously recorded provisions for loan loss, as described above. For Federal income tax reporting purposes, the Partnership expects to recognize a loss of approximately $161,000 in 1995 as a result of this transaction. The operations of this property are expected to provide a current return which would be less than the scheduled interest payments due under the original mortgage loan.

     Occupancy at the shopping center was 92% at September 30, 1995, down from 94% at June 30, 1995. However, a major tenant, which occupied approximately 24% of the leasable space at the property and who is operating under Chapter 11 bankruptcy protection had informed the lenders (including the Partnership) that it did not intend to exercise its renewal option when its current lease expired in October 1995 and has since vacated its space, thereby reducing the occupancy at the property to 68%. The Partnership is currently holding discussions with a potential replacement tenant for this space. Due to the competitive conditions in this market, re-leasing time and expense could be substantial to replace this major tenant, which will further reduce cash flow from this investment to the Partnership in the short term. Further, this property will most likely be difficult to sell prior to the re-leasing of this space.


(3)  SELECTED FINANCIAL INFORMATION

     Pursuant to the requirements of the Securities and Exchange
Commission, the following is a summary of historical financial information for the three months ended March 31, 1995 and the nine months ended September 30, 1994 for The Plaza at Shelter Cove shopping center.
Reference is made to note 2(a). Such information is not necessarily related to current market values.
                                     1995            1994
                                   --------        -------
          Total revenues . . .     $302,121        893,512
                                   ========        =======
          Net earnings . . . .     $ 42,468        100,304
                                   ========        =======

               JMB MORTGAGE PARTNERS, LTD. - II
                    (A LIMITED PARTNERSHIP)

           NOTES TO FINANCIAL STATEMENTS - CONCLUDED


(4) TRANSACTIONS WITH AFFILIATES

    Fees and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1995 and for the nine months ended September 30, 1995 and 1994, are as follows:

                                                   Unpaid at
                                                 September 30,
                                1995      1994       1995
                                ----      ----   -------------
Reimbursement (at cost) for
 out-of-pocket expenses. .      $420       385          2
                                ====      ====         ==

     The Corporate General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Corporate General Partner and its affiliates while directly engaged in the administration of the Partnership. Such reimbursable costs for 1995 were $74,550, of which $2,413 was unpaid at September 30, 1995.

     The Partnership is obligated to pay (not more often than monthly) mortgage investment servicing fees to the General Partners at an annual rate of 1/4 of 1% of the maximum amount funded or to be funded by the Partnership on mortgage investments. The servicing fee is calculated from the date the Partnership first signs a letter of commitment for such mortgage investment, but is not payable until the funding of the mortgage investment. As all loans have been repaid or foreclosed, there were no unpaid fees at September 30, 1995.

     Although currently receiving their distributions of net cash flow and repayment proceeds, the General Partners had previously deferred payment of certain of their distributions of prior net cash flow and repayment proceeds from the Partnership. The Partnership paid $256,219 of such deferred cash flow distributions and $401,738 of deferred repayment proceeds to the General Partners during the nine months ended September 30, 1994.

     At September 30, 1995, there are no deferrals to the General Partners in excess of that required by the Partnership Agreement. All amounts deferred or currently payable to the General Partners or their affiliates do not bear interest.

     The Corporate General Partner of the Partnership has determined to use independent third parties to perform certain administrative services beginning in the fourth quarter of 1995. Use of such third parties is not expected to have a material effect on the operations of the Partnership.


(5)  ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1995 and for the three and nine months ended September 30, 1995 and 1994.

PART I.  FINANCIAL INFORMATION

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Financial Statements contained in this report.

     At September 30, 1995 the Partnership had cash and cash equivalents of approximately $1,496,000. The bank overdraft of approximately $68,000 at September 30, 1995 was repaid in October 1995. The remaining funds are available for distributions to partners and for working capital requirements. The Partnership distributed $350 per Interest for the second quarter of 1995 (including the General Partners' 3% share), primarily from the proceeds of the prepayment of the loan secured by the Plaza at Shelter Cove shopping center, as more fully discussed below. The General Partners had previously been deferring mortgage investment servicing fees, their share of the distributions of net cash flow from operations and sale and repayment proceeds and reimbursement of various out-of-pocket expenses. At September 30, 1995, there are no deferrals to the General Partners in excess of that required by the Partnership Agreement. Reference is made to
Note 4.

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

     Reference is made to Note 2(a) for a description of the April 1995 prepayment of the loan secured by the Plaza at Shelter Cove shopping center and the 1994 provision for loan loss of $357,000 on this mortgage loan investment. For financial reporting purposes, the Partnership did not recognize any gain or loss on this loan prepayment as a result of the Partnership's previously recorded provision for loan loss. For Federal income tax reporting purposes, the Partnership expects to recognize a loss on loan prepayment of approximately $454,000 in 1995.

     Reference is made to Note 2(c) regarding the default by the borrower of the loan secured by Spring Hill Fashion Center, the drawing by the lenders (including the Partnership) of the two $250,000 letters of credit that were additionally securing this loan, and the January 1, 1995 assumption of property management at the Spring Hill Fashion Center by an affiliate of the General Partners of the lenders. Effective as of the management takeover date (January 1, 1995), the Partnership considered the mortgage loan to be in-substance foreclosed and has accounted for its investment as an investment in a joint venture, at equity. In early May 1995, the lenders obtained legal title to the property pursuant to a deed in lieu of foreclosure. For financial reporting purposes, the Partnership did not recognize any gain or loss from this transaction as a result of the Partnership's previously recorded provisions for loan loss (see Note 2(c)).

For Federal income tax reporting purposes, the Partnership expects to recognize a loss of approximately $161,000 in 1995 as a result of this transaction. The operations of this property are expected to provide a current return which would be less than the scheduled interest payments due under the original mortgage loan. Occupancy at the Spring Hill Fashion Center was 92% at September 30, 1995, down from 94% at June 30, 1995. However, a major tenant, which occupied approximately 24% of the leasable space at the property and who is operating under Chapter 11 bankruptcy protection, had informed the lenders (including the Partnership) that it did not intend to exercise its renewal option when its current lease expired in October 1995 and has since vacated its space, thereby reducing the occupancy at the property to 68%. The Partnership is currently holding discussions with a potential replacement tenant for this space. Due to the competitive conditions in this market, re-leasing time and expense could be substantial to replace this major tenant, which will further reduce cash flow from this investment to the Partnership in the short term. Further, this property will most likely be difficult to sell prior to the re-leasing of this space.

     Because the interest from the mortgage loan secured by the Plaza at Shelter Cove shopping center comprised the major share of the Partnership's net cash receipts, the Partnership has ceased making operating distributions effective with the second quarter of 1995.

     The Partnership is carefully scrutinizing the appropriateness of any discretionary expenditures, particularly in relation to the amount of working capital it has available. Reference is made to Note 4 for a description of certain fees and payments, the receipt of certain of which had been deferred by the General Partners of the Partnership. By conserving working capital, the Partnership will be in a better position to meet its future needs. After reviewing the remaining property and its competitive marketplace, the General Partners of the Partnership expect to be able to liquidate the remaining asset as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up as soon as it is feasibly possible, barring unforeseen economic developments.

RESULTS OF OPERATIONS

     Reference is made to Note 3 of Notes to Financial Statements contained in the Partnership's 1994 Annual Report for a description of the participating first mortgage loans funded by the Partnership.

     The increase in cash and cash equivalents at September 30, 1995 as compared to December 31, 1994 is attributable primarily to the Partnership's suspension of operating distributions effective with the second quarter of 1995, as discussed above.

     The decrease in interest and other receivables at September 30, 1995 as compared to December 31, 1994 is attributable to a decrease in interest receivable on the Partnership's short-term investments at September 30, 1995, due to lower balances in such investments which resulted primarily from the Partnership's distribution of repayment proceeds of $350 per Interest (including the General Partners' 3% share) during the third quarter of 1995, as discussed above.

     The decrease in amount due from affiliate at September 30, 1995 as compared to December 31, 1994 is attributable to the Partnership's 1995 receipt of $35,000 from JMB Mortgage Partners, Ltd. - III, one of the other two participating lenders of the loan secured by the Spring Hill Fashion Center, such amount representing the Partnership's share of the drawn letters of credit (totaling $500,000) in December 1994 in connection with such loan. Reference is made to Note 2(c).

     The decrease in promissory note receivable at September 30, 1995 as compared to December 31, 1994 is attributable to the Partnership's receipt in March 1995 of the entire remaining principal balance of the promissory note received in connection with the 1993 prepayment of the first mortgage loan secured by the Valley Lo Towers Apartments. Reference is made to Note 2(b).

     The decrease in mortgage note receivable and deferred interest receivable at September 30, 1995 as compared to December 31, 1994 is attributable primarily to the prepayment of the mortgage loan and related deferred interest secured by the Plaza at Shelter Cove shopping center in April 1995. Reference is made to Note 2(a). An additional decrease in mortgage notes receivable and deferred interest receivable at September 30, 1995 as compared to December 31, 1994 is attributable to the Partnership's recording as an investment in unconsolidated venture, at equity, effective January 1, 1995, the mortgage loan secured by the Spring Hill Fashion Center. Reference is made to Notes 1 and 2(c).

     The increases in investment in unconsolidated venture, at equity and Partnership's share of operations of unconsolidated venture at September 30, 1995 as compared to December 31, 1994 and for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994, respectively, is attributable to the Partnership's recording as an investment in unconsolidated venture, at equity, effective January 1, 1995, the mortgage loan secured by the Spring Hill Fashion Center. Reference is made to Notes 1 and 2(c).

     The increase in bank overdraft at September 30, 1995 as compared to December 31, 1994 is attributable primarily to the Partnership's temporary bank overdraft (as discussed above) of approximately $68,000 at September 30, 1995, resulting from the timing of the Partnership's maturities of short-term investments.

     Interest income decreased for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 primarily as a result of (i) the April 1995 prepayment of the loan secured by the Plaza at Shelter Cove shopping center and the suspension of the simple accrued interest on the loan secured by the Plaza at Shelter Cove shopping center during May 1994 (see Note 2(a)), (ii) the recording as an investment in unconsolidated venture, at equity, effective January 1, 1995, the mortgage loan secured by the Spring Hill Fashion Center (see Note 2(c)), and (iii) the 1995 repayment of the remaining principal balance of the promissory note received in connection with the 1993 prepayment of the mortgage loan secured by the Valley Lo Towers Apartments (see Note 2(b)). Such decreases in interest income were partly offset by an increase in interest earned on the Partnership's short-term investments in 1995, due primarily to greater average balances in such investments, which resulted primarily from the temporary investment of proceeds received from the prepayment of the loan secured by the Plaza at Shelter Cove shopping center, as described above.

     Mortgage investment servicing fees decreased for the three and nine months ended September 30, 1995 as compared to the year-earlier periods as a result of (i) the prepayment of the loan secured by the Plaza at Shelter Cove shopping center in April 1995, (ii) the prepayment of the promissory note received in connection with the prepayment of the loan secured by the Valley Lo Towers Apartments, and (iii) the obtaining of legal title to the Spring Hill Fashion Center in May 1995.

     The increases in general and administrative expenses for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 are attributable primarily to an increase in reimbursable costs to affiliates of the General Partners in 1995 and the recognition of certain additional prior year reimbursable costs to such affiliates. Reference is made to Note 4.

     Distributions made to General Partners for the nine months ended September 30, 1994 include payments of $256,219 of previously deferred net cash flow distributions and $401,738 of previously deferred repayment proceeds. Reference is made to Note 4. Distributions made to Limited and General Partners for the nine months ended September 30, 1995 include distributions totaling $390 per Interest (including the General Partners' 3% share) from the April 1995 prepayment of the loan secured by the Plaza at Shelter Cover shopping center and the March 1995 prepayment of the remaining principal balance of the promissory note received in connection with the 1993 prepayment of the loan secured by the Valley Lo Towers Apartments.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                           OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's owned or reflected as owned investment property.

                                         1994                            1995
                          -------------------------------------------------------------------
                                At       At       At        At     At     At      At     At
                               3/31     6/30     9/30     12/31   3/31   6/30    9/30  12/31
                               ----     ----     ----     -----   ----   ----   -----  -----
Spring Hill
  Fashion Center
  Shopping Center
  West Dundee, Illinois.        N/A      N/A      N/A       N/A   94%*    94%     92%

--------------------

     An "N/A" indicates that the property was not owned or reflected as owned by the Partnership at the end of the quarter.

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


                  JMB MORTGAGE PARTNERS, LTD. - II

                  BY:   JMB Realty Corporation
                        (Corporate General Partner)




                        GAILEN J. HULL
                  By:   Gailen J. Hull, Senior Vice President
                  Date: November 9, 1995


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.





                        GAILEN J. HULL
                        Gailen J. Hull
                        Principal Accounting Officer
                  Date: November 9, 1995