Form 10-K
period 1995-12-31
JMB MORTGAGE PARTNERS LTD II
filed 1996-03-28
CIK 730206

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K


                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the fiscal year
ended December 31, 1995                        Commission file number 0-16252


                       JMB MORTGAGE PARTNERS, LTD. - II
             -----------------------------------------------------
            (Exact name of registrant as specified in its charter)


        Illinois                                   36-3252916
(State of organization)            (I.R.S. Employer Identification No.)


900 N. Michigan Ave., Chicago, Illinois                60611
(Address of principal executive office)              (Zip Code)


Registrant's telephone number, including area code 312-915-1987


Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
   Title of each class                                 which registered
   -------------------                               ------------------------
           None                                                None


Securities registered pursuant to Section 12(g) of the Act:

                         LIMITED PARTNERSHIP INTERESTS
                               (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K   X

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. Not applicable.

Documents incorporated by reference:  None



                               TABLE OF CONTENTS



                                                               Page
                                                               ----
PART I

Item 1.       Business . . . . . . . . . . . . . . . . . . . .    1

Item 2.       Properties . . . . . . . . . . . . . . . . . . .    4

Item 3.       Legal. . . . . . . . . . . . . . . . . . . . . .    5

Item 4.       Submission of Matters to a Vote
              of Security Holders. . . . . . . . . . . . . . .    5


PART II

Item 5.       Market for the Partnership's Limited
              Partnership Interests and Related
              Security Holder Matters. . . . . . . . . . . . .    5

Item 6.       Selected Financial Data. . . . . . . . . . . . .    6

Item 7.       Management's Discussion and
              Analysis of Financial Condition and
              Results of Operations. . . . . . . . . . . . . .    8

Item 8.       Financial Statements and
              Supplementary Data . . . . . . . . . . . . . . .   12

Item 9.       Changes in and Disagreements
              with Accountants on Accounting and
              Financial Disclosure . . . . . . . . . . . . . .   41


PART III

Item 10.      Directors and Executive Officers
              of the Partnership . . . . . . . . . . . . . . .   41

Item 11.      Executive Compensation . . . . . . . . . . . . .   44

Item 12.      Security Ownership of
              Certain Beneficial Owners
              and Management . . . . . . . . . . . . . . . . .   45

Item 13.      Certain Relationships and
              Related Transactions . . . . . . . . . . . . . .   46


PART IV

Item 14.      Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K. . . . . . . . . . . . .   46


SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . .   47










                                       i


                                    PART I


ITEM 1.  BUSINESS

     All references to "Notes" are to Notes to Financial Statements contained in this annual report.

     The registrant, JMB Mortgage Partners, Ltd. - II (the "Partnership"), is a limited partnership formed in 1983 and currently governed by the Revised Uniform Limited Partnership Act of the State of Illinois to make first mortgage loans and senior land purchase-leasebacks/leasehold mortgage loans and, to a lesser extent, wrap-around and junior mortgage loans and land purchase-leaseback arrangements on a subordinated basis. On January 31, 1984, the Partnership commenced an offering of $50,000,000 (subject to increase by up to $50,000,000) in Limited Partnership interests (the "Interests") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration No. 2-87086). A total of approximately 22,585.5 Interests were sold to the public at an offering price of $1,000 per Interest before certain discounts for volume purchases (fractional interests are due to a Distribution Reinvestment Program). The holders of 7,330.5 Interests were admitted to the Partnership during the fiscal year ended October 31, 1984; the holders of 15,255 Interests were admitted to the Partnership during the fiscal year ended October 31, 1985. The offering of Interests terminated on April 30, 1985. No Limited Partner has made any additional capital contribution after such date. The Limited Partners of the Partnership share in their portion of the benefits of ownership of the Partnership's mortgage investments according to the number of Interests held.

     The Partnership is engaged solely in the business of investing in real estate, such as residential garden apartment complexes and smaller commercial properties, through participating first mortgage loans and certain other mortgage investments. The Partnership's remaining investment, acquired through the foreclosure of one of its first mortgage investments, is located in the State of Illinois. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than December 31, 2033. The Partnership is self-liquidating in nature. At repayment or maturity of a particular mortgage investment or at sale of a particular property acquired as a result of a non-performing loan, the net proceeds, if any, are generally distributed or reinvested in existing mortgage investments or properties held rather than invested in acquiring additional mortgage investments. As discussed further in Item 7, the marketplace in which the Partnership's remaining investment property operates and real estate markets in general are in a recovery mode. The Partnership currently expects to conduct an orderly liquidation of its remaining investment as quickly as practicable and to wind up its affairs as soon as it is feasibly possible, barring any unforeseen economic developments. (Reference is also made to Note 1.)

     The Partnership has made real estate investments set forth in the following table:




                                                           SALE OR DISPOSITION
                                                             DATE OR IF OWNED
                                                           AT DECEMBER 31, 1995,
NAME, TYPE OF PROPERTY                          DATE OF      ORIGINAL INVESTED
    AND LOCATION                   SIZE        PURCHASE   CAPITAL PERCENTAGE (a)         TYPE OF OWNERSHIP
----------------------          ----------     --------   ----------------------         ---------------------
1. 1550 Spring Road
    Office Building
    DuPage County,
    Illinois  . . . . . .         24,000        7-27-84           6-2-92                 Participating first
                                  sq.ft.                                                 mortgage loan (b)
2. The Plaza at
    Shelter Cove
    shopping center
    Hilton Head Island,
    South Carolina  . . .         85,500.       11-7-85           4-28-95                Participating first
                                  sq.ft.                                                 mortgage loan (c)
3. Valley Lo Towers
    apartment complex
    Glenview,
    Illinois . . . . .  .        118 units      4-15-86           7-2-93                 Participating first
                                                                                         mortgage loan (d)
4. Spring Hill
    Fashion Center
    shopping center
    West Dundee,
    Illinois  . . . . . .         125,000       2-18-86             4%                   Participating first
                                  sq.ft.                                                 mortgage loan (e)

---------------

      (a)   The computation of this percentage for the real estate investment held at December 31, 1995 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in Item 7.

      (b)   Reference is made to Note 3(a) for a description of the events resulting in the Partnership obtaining legal title to and selling this property in June 1992.

      (c)   Reference is made to Note 3(b) for a description of the prepayment of this loan in 1995.

      (d)   Reference is made to Note 3(c) for a description of the prepayment of this loan in 1993.

      (e)   Reference is made to Note 3(d) for a description of the events resulting in the Partnership obtaining legal title to this property in May 1995.



     The Partnership's commitments for these mortgage investments were made in fiscal years 1984, 1985 and 1986. The Partnership's funding of a participating first mortgage loan secured by the 1550 Spring Road Office Building in DuPage County, Illinois and a description of the events resulting in the Partnership ultimately obtaining legal title to and selling this property in June 1992 is described in Note 3(a). The Partnership's funding of a participating first mortgage loan secured by the Plaza at Shelter Cover shopping center in Hilton Head Island, South Carolina and the borrower's prepayment of this loan on April 28, 1995 is described in Note 3(b). The Partnership's funding of a participating first mortgage loan secured by the Valley Lo Towers apartment complex in Glenview, Illinois and a description of the prepayment of this loan in 1993 is described in Note 3(c). The Partnership's funding of a participating first mortgage loan secured by the Spring Hill Fashion Center ("Spring Hill") shopping center in West Dundee, Illinois and the subsequent acquisition of title to this property by the Partnership and its participating affiliated lenders is described in Note 3(d).

     The Spring Hill investment is the Partnership's last remaining investment at December 31, 1995. The Spring Hill property is subject to competition from similar types of properties (including properties owned or advised by affiliates of the General Partners). Such competition is generally for the retention of existing tenants and for securing new tenants due to significant vacancies which are present in the local market.

Reference is made to Item 7 below for a discussion of competitive conditions and future plans of the property securing the Partnership's remaining investment. Approximate occupancy levels for the Partnership's owned investment property are set forth in the table in Item 2 below to which reference is hereby made. In the opinion of the Corporate General Partner of the Partnership, the Spring Hill property at December 31, 1995 is adequately insured.

     The Partnership has no employees.

     The terms of transactions between the Partnership, the General Partners and their affiliates are set forth in Item 11 below to which reference is made for a description of such terms and transactions.





ITEM 2.  PROPERTIES

     The Partnership has made real estate investments in the four properties referred to under Item 1.  Reference is made to Item 1 and to Note 3 for a description of such investments.

     The following is a listing of the principal business or occupation carried on in and approximate occupancy levels by quarter during fiscal years 1995 and 1994 for the Partnership's owned or reflected as owned investment property during 1995:

                                                                    1994                         1995
                                                          -------------------------    -------------------------
                                  Principal               At     At     At      At     At     At     At      At
                                  Business               3/31   6/30   9/30   12/31   3/31   6/30   9/30   12/31
                                  ----------             ----   ----   ----   -----   ----   ----  -----   -----
Spring Hill
  Fashion Center
  Shopping Center
  West Dundee,
  Illinois . . . . . . . . . . .  Retail                  N/A    N/A    N/A     N/A   94%*    94%    92%     75%

----------

     An "N/A" indicates that the property was not owned or reflected as owned by the Partnership at the end of the quarter.

     *  Reference is made to Note 3(d) for a discussion of the presentation of this property as owned at March 31,
1995 although title did not transfer to the Partnership pursuant to a deed in lieu of foreclosure until May 1995.




ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any pending material legal proceedings.



ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 1994 and 1995.



                                    PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1995, there were 4,637 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirements that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of Interests, without regard to the results of Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which such distribution is made.

     Reference is made to Item 6 for a discussion of cash distributions made to the Limited Partners.








ITEM 6.  SELECTED FINANCIAL DATA
                                           JMB MORTGAGE PARTNERS, LTD. - II
                                                (A LIMITED PARTNERSHIP)

                               YEARS ENDED DECEMBER 31, 1995, 1994, 1993, 1992 AND 1991
                                     (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)


                                  1995            1994            1993           1992           1991
                             -------------   -------------    -----------    ------------   ------------
Total income . . . . . . . .  $    552,394       1,069,773      5,199,090       2,496,001      2,411,574
                              ============    ============    ===========     ===========    ===========
Operating
  earnings . . . . . . . . .  $    340,943         515,749      4,966,275       2,248,372      1,311,727
Partnership's share
 of operations of
 unconsolidated
 venture (notes 1,
 3(d) and 5) . . . . . . . .        46,056           --             --              --             --
                              ------------    ------------    -----------     -----------    -----------
Net operating
 earnings. . . . . . . . . .       386,999         515,749      4,966,275       2,248,372      1,311,727
Gain on sale
  of property. . . . . . . .         --               --             --           358,035          --
                              ------------    ------------    -----------     -----------    -----------
     Net earnings. . . . . .  $    386,999         515,749      4,966,275       2,606,407      1,311,727
                              ============    ============    ===========     ===========    ===========
Net earnings per
 limited partnership
 interest (b):
  Net operating
   earnings. . . . . . . . .  $       4.18           --            183.03           93.97          57.48
  Gain on sale of
   property. . . . . . . . .         --              --              --             15.69          --
                              ------------    ------------    -----------     -----------    -----------
     Net earnings
       per interest. . . . .  $       4.18           --            183.03          109.66          57.48
                              ============    ============    ===========     ===========    ===========
Total assets . . . . . . . .  $  2,077,801      10,972,574     12,140,622      20,207,152     20,902,113
                              ============    ============    ===========     ===========    ===========
Cash distributions
  per Interest (c) . . . . .  $     398.00           41.00         541.50          125.00          68.75
                              ============    ============    ===========     ===========    ===========




----------

       (a) The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

       (b) The net earnings per Interest is based upon the number of Interests outstanding at the end of each period (22,590.5). Reference is made Note 1.

       (c) Cash distributions from the Partnership are generally not equal to Partnership's income for financial reporting or Federal income tax purposes. Each partner's taxable income from the Partnership in each year is equal to his allocable share of the taxable income of the Partnership, without regard to the cash generated or distributed by the Partnership. Accordingly, cash distributions to the Limited Partners since the inception of the Partnership have not resulted in taxable income to such Limited Partners and have therefore represented a return of capital.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     On January 31, 1984, the Partnership commenced an offering to the public of up to $50,000,000 (subject to increase by up to $50,000,000) pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. A total of approximately 22,585.5 Limited Partnership Interests (at a price to the public of $1,000 per Interest) were issued by the Partnership (fractional interests are due to a Distribution Reinvestment Program) through May 20, 1985, the final closing date to admit Limited Partners, from which the Partnership received $20,891,587 (net of selling commissions and discounts for volume purchases). After deducting selling expenses and other offering costs, the Partnership had approximately $19,300,000 with which to invest in real estate primarily through participating first mortgage loans, to pay for legal fees and other costs related to such investments and for working capital. Portions of such proceeds were utilized to make the mortgage investments described in Item 1 above.

     At December 31, 1995, the Partnership had cash and cash equivalents of approximately $1,392,000. Such funds are available for distributions to partners and for working capital requirements. The Partnership distributed $350 per Interest for the second quarter of 1995 (including the General Partners' 3% share), primarily from the proceeds of the prepayment of the loan secured by the Plaza at Shelter Cove shopping center, as more fully discussed below. Because the interest from the mortgage loan secured by the Plaza at Shelter Cove shopping center comprised the major share of the Partnership's net cash receipts, the Partnership ceased making operating distributions effective with the second quarter of 1995. The General Partners had previously been deferring mortgage investment servicing fees, their share of the distributions of net cash flow from operations and repayment proceeds and reimbursement for various out-of-pocket expenses. The General Partners are currently receiving their share of these fees, distributions and expenses. At December 31, 1995, there are no deferrals in excess of that required by the Partnership Agreement. Reference is made to Note 4.

     The principal source of future short-term and long-term liquidity and distributions is expected to be from the Partnership's investment in the Spring Hill Fashion Center joint venture, as described below.

     In order to facilitate the condominium conversion by the borrower of the loan secured by the Valley Lo Towers Apartments, the Partnership reached an agreement with the borrower regarding a prepayment of the mortgage loan. Reference is made to Note 3(c) for a description of the prepayment of this loan in July 1993, subsequent principal payments in 1993 and 1994, and the March 1995 prepayment of the remaining balance (including accrued interest) of the promissory note received in connection with the prepayment of the loan secured by the Valley Lo Towers Apartments.

     Reference is made to Note 3(b) for a description of the April 1995 prepayment of the loan secured by the Plaza at Shelter Cove shopping center and the 1994 provision for loan loss of $357,000 on this mortgage loan investment. For financial reporting purposes, the Partnership did not recognize any gain or loss on this loan prepayment as a result of the Partnership's previously recorded provision for loan loss. For Federal income tax reporting purposes, the Partnership recognized a loss on loan prepayment of approximately $454,000 in 1995.

     Reference is made to Note 3(d) regarding the default by the borrower of the loan secured by Spring Hill Fashion Center, the drawing by the lenders (including the Partnership) of the two $250,000 letters of credit that were additionally securing this loan, and the January 1, 1995 assumption of property management at the Spring Hill Fashion Center by an affiliate of the General Partners of the lenders. Effective as of the management takeover date (January 1, 1995), the Partnership considered the mortgage loan to be in-substance foreclosed and has accounted for its investment as an investment in a joint venture, at equity. In early May 1995, the lenders obtained legal title to the property pursuant to a deed in lieu of foreclosure. For financial reporting purposes, the Partnership did not recognize any gain or loss from this transaction as a result of the Partnership's previously recorded provisions for loan loss (see Note 3(d)).

For Federal income tax reporting purposes, the Partnership recognized a loss of approximately $135,000 in 1995 as a result of this transaction. The operations of this property are expected to provide a current return which would be significantly less than the scheduled interest payments due under the original mortgage loan. Occupancy at the Spring Hill Fashion Center was 75% at December 31, 1995 due to a major tenant, which occupied approximately 24% of the leasable space at the property and which was operating under Chapter 11 bankruptcy protection, not exercising its renewal option when its current lease expired in October 1995 and vacating its space. The Partnership executed a ten-year lease (which commenced in February 1996) with a replacement tenant for this space at rental rates somewhat lower than those of the former tenant. The Partnership is actively pursuing the sale of the Spring Hill Fashion Center.

     The Partnership is carefully scrutinizing the appropriateness of any discretionary expenditures, particularly in relation to the amount of working capital it has available. Reference is made to Note 4 for a description of certain fees and payments, the receipt of certain of which had been deferred by the General Partners of the Partnership. By conserving working capital, the Partnership will be in a better position to meet its future needs. After reviewing the remaining property and its competitive marketplace, the General Partners of the Partnership expect to be able to liquidate the remaining investment as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up as soon as it is feasibly possible, barring unforeseen economic developments.

RESULTS OF OPERATIONS

     Reference is made to Note 3 for a description of the participating first mortgage loans funded by the Partnership.

     The increase in cash and cash equivalents at December 31, 1995 as compared to December 31, 1994 is attributable primarily to the Partnership's suspension of operating distributions effective with the second quarter of 1995, as discussed above.

     The decrease in interest and other receivables at December 31, 1995 as compared to December 31, 1994 is attributable primarily to a decrease in basic and gross receipts participation interest receivable on the mortgage loan secured by the Plaza at Shelter Cove Shopping Center which was prepaid in April 1995. Reference is made to Note 3(b).

     The decrease in amount due from affiliate at December 31, 1995 as compared to December 31, 1994 is attributable to the Partnership's 1995 receipt of $35,000 from JMB Mortgage Partners, Ltd. - III, one of the other two participating lenders of the loan secured by the Spring Hill Fashion Center, such amount representing the Partnership's share of the drawn letters of credit (totaling $500,000) in December 1994 in connection with such loan. Reference is made to Note 3(d).

     The decrease in promissory note receivable at December 31, 1995 as compared to December 31, 1994 is attributable to the Partnership's receipt in March 1995 of the entire remaining principal balance of the promissory note received in connection with the 1993 prepayment of the first mortgage loan secured by the Valley Lo Towers Apartments. Reference is made to Note 3(c).

     The decrease in mortgage notes receivable and deferred interest receivable at December 31, 1995 as compared to December 31, 1994 is attributable primarily to the prepayment of the mortgage loan and related deferred interest secured by the Plaza at Shelter Cove shopping center in April 1995. Reference is made to Note 3(b). An additional decrease in mortgage notes receivable and deferred interest receivable at December 31, 1995 as compared to December 31, 1994 is attributable to the Partnership's recording as an investment in unconsolidated venture, at equity, effective January 1, 1995, the mortgage loan secured by the Spring Hill Fashion Center. Reference is made to Notes 1 and 3(d).

     The increases in investment in unconsolidated venture, at equity and Partnership's share of operations of unconsolidated venture at December 31, 1995 as compared to December 31, 1994 and for the year ended December 31, 1995 as compared to the years ended December 31, 1994 and 1993, respectively, is attributable to the Partnership's recording as an investment in unconsolidated venture, at equity, effective January 1, 1995, the mortgage loan secured by the Spring Hill Fashion Center. Reference is made to Notes 1 and 3(d).

     Interest income decreased approximately $595,000 in 1995 as compared to 1994 as a result of the April 1995 prepayment of the loan secured by the Plaza at Shelter Cove shopping center and the suspension of the simple accrued interest on the loan secured by the Plaza at Shelter Cove shopping center during May 1994 (see Note 3(b)). Interest income decreased approximately $75,000 as a result of the recording as an investment in unconsolidated venture, at equity, effective January 1, 1995 of the mortgage loan secured by the Spring Hill Fashion Center (see Note 3(d)). The 1995 repayment of the remaining principal balance of the promissory note received in connection with the 1993 prepayment of the mortgage loan secured by the Valley Lo Towers Apartments (see Note 3(c)) resulted in a decrease of approximately $50,000 in interest income. Such decreases in interest income were partly offset by an increase of approximately $205,000 in interest earned on the Partnership's short-term investments in 1995, due primarily to greater average balances in such investments, which resulted primarily from the temporary investment of proceeds received from the prepayment of the loan secured by the Plaza at Shelter Cove shopping center, as described above.

     Interest income decreased approximately $615,000 in 1994 as compared to 1993 as a result of the 1993 prepayment of the loan secured by the Valley Lo Towers Apartments. Reference is made to Note 3(c). Interest income also decreased approximately $128,000 in 1994 as compared to 1993 as a result of the suspension of the simple accrued interest on the loan secured by the Plaza at Shelter Cove shopping center during May, 1994 (see
Note 3(b)). An additional decrease of approximately $140,000 in interest income in 1994 as compared to 1993 is attributable to a decrease in interest income on the Partnership's short-term investments primarily as a result of smaller average outstanding balances in such investments in 1994.

     Participation interest income in 1993 is attributable to the prepayment of the loan secured by the Valley Lo Towers Apartments. Reference is made to Note 3(c).

     Mortgage investment servicing fees decreased in 1995 as compared to 1994 as a result of (i) the prepayment of the loan secured by the Plaza at Shelter Cove shopping center in April 1995, (ii) the prepayment of the promissory note received in connection with the prepayment of the loan secured by the Valley Lo Towers Apartments, and (iii) the obtaining of legal title to the Spring Hill Fashion Center in May 1995. The decrease in mortgage investment servicing fees in 1994 as compared to 1993 is attributable primarily to the prepayment of the loan secured by the Valley Lo Towers Apartments. Reference is made to Note 3.

     The decrease in professional services in 1995 and 1994 as compared to 1993 is attributable primarily to a higher legal and other professional fees incurred in connection with certain of the Partnership's first mortgage loan investments during 1993.

     The increase in general and administrative expenses in 1995 as compared to 1994 and 1993 is attributable primarily to an increase in reimbursable costs to affiliates of the General Partners in 1995 and the recognition of certain additional prior year reimbursable costs to such affiliates. Reference is made to Note 4.

     Reference is made to Note 3(d) regarding the provisions for loan loss made in 1993 and 1994 on the loan secured by the Spring Hill Fashion Center. Reference is made to Note 3(b) regarding the provision for loan loss made in 1994 on the loan secured by the Plaza at Shelter Cove shopping center.

     Distributions made to General Partners in 1994 include payments of $256,219 of previously deferred net cash flow distributions and $401,738 of previously deferred repayment proceeds. Reference is made to Note 4. Distributions made to Limited and General Partners in 1995 include distributions totaling $390 per Interest (including the General Partners' 3% share) from the April 1995 prepayment of the loan secured by the Plaza at Shelter Cover shopping center and the March 1995 prepayment of the remaining principal balance of the promissory note received in connection with the 1993 prepayment of the loan secured by the Valley Lo Towers Apartments.

INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

     Inflation is not expected to significantly impact future operations due to the expected liquidation of the Partnership in the near future. However, to the extent that inflation in future periods would have an adverse impact on property operating expenses, the effect would generally be offset by amounts recovered from tenants as many of the long-term leases at the Partnership's remaining property have escalation clauses covering increases in the cost of operating and maintaining the properties as well as real estate taxes. Therefore, there should be little effect on operating earnings if the property remains substantially occupied. In addition, substantially all of the leases contain provisions which entitle the Partnership to participate in gross receipts of tenants above fixed minimum amounts.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       JMB MORTGAGE PARTNERS, LTD. - II
                            (A LIMITED PARTNERSHIP)

                                     INDEX


Independent Auditors' Report

Balance Sheets, December 31, 1995 and 1994

Statements of Operations, years ended December 31, 1995, 1994 and 1993

Statements of Partners' Capital Accounts (Deficits), years ended
  December 31, 1995, 1994 and 1993

Statements of Cash Flows, years ended December 31, 1995, 1994 and 1993

Notes to Financial Statements

SCHEDULES NOT FILED:

     All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.




                          JMB/SPRING HILL ASSOCIATES
                            (A GENERAL PARTNERSHIP)

                                     INDEX

Independent Auditors' Report

Balance Sheet, December 31, 1995

Statement of Operations, for the year ended December 31, 1995

Statement of Changes in Partners' Capital Accounts, for the year ended December 31, 1995

Statement of Cash Flows, for the year ended December 31, 1995

Notes to Financial Statements

                                                          SCHEDULE
                                                          --------

Real Estate and Accumulated Depreciation                    III


SCHEDULES NOT FILED:

     All schedules other than the one indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.












                         INDEPENDENT AUDITORS' REPORT



The Partners
JMB MORTGAGE PARTNERS, LTD. - II:

     We have audited the financial statements of JMB Mortgage Partners, Ltd. - II (a limited partnership) as listed in the accompanying index. These financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JMB Mortgage Partners, Ltd. - II at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.








                                   KPMG PEAT MARWICK LLP



Chicago, Illinois
March 25, 1996




                                           JMB MORTGAGE PARTNERS, LTD. - II
                                                (A LIMITED PARTNERSHIP)

                                                    BALANCE SHEETS

                                              DECEMBER 31, 1995 AND 1994

                                                        ASSETS
                                                        ------
                                                                                    1995               1994
                                                                                ------------       -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . .      $  1,391,904         1,069,818
  Interest and other receivables . . . . . . . . . . . . . . . . . . . . .             6,421            98,631
  Amount due from affiliate (note 3(d)). . . . . . . . . . . . . . . . . .             --               35,000
  Promissory note receivable (note 3(c)) . . . . . . . . . . . . . . . . .             --              963,454
                                                                                ------------       -----------
          Total current assets . . . . . . . . . . . . . . . . . . . . . .         1,398,325         2,166,903
                                                                                ------------       -----------
Mortgage notes receivable (net of allowance for loan
 losses of $473,000 in 1994 (notes 3(b) and 3(d)). . . . . . . . . . . . .             --            7,229,100
Deferred interest receivable (notes 3(b) and 3(d)) . . . . . . . . . . . .             --            1,566,662
Investment in unconsolidated venture,
  at equity (notes 1, 3(d) and 5). . . . . . . . . . . . . . . . . . . . .           679,476             --
Deferred costs (net of accumulated amortization of
  $137,253 in 1994). . . . . . . . . . . . . . . . . . . . . . . . . . . .             --                9,909
                                                                                ------------       -----------
                                                                                $  2,077,801        10,972,574
                                                                                ============       ===========




                                           JMB MORTGAGE PARTNERS, LTD. - II
                                                (A LIMITED PARTNERSHIP)

                                              BALANCE SHEETS - CONTINUED


                                 LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                 -----------------------------------------------------

                                                                                    1995               1994
                                                                                ------------       -----------
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     --                 1,823
  Amounts due to affiliates (note 4) . . . . . . . . . . . . . . . . . . .            11,144             7,511
                                                                                ------------       -----------
          Total current liabilities. . . . . . . . . . . . . . . . . . . .            11,144             9,334
                                                                                ------------       -----------
Commitments and contingencies (note 4)

Partners' capital accounts (deficits) (note 2)
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . .             1,000             1,000
    Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . . . .         1,873,934         1,581,370
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . .        (1,932,819)       (1,640,255)
                                                                                ------------       -----------
                                                                                     (57,885)          (57,885)
                                                                                ------------       -----------
  Limited partners (22,590.5 interests):
    Capital contributions, net of offering costs . . . . . . . . . . . . .        19,272,546        19,272,546
    Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . . . .        20,006,833        19,912,398
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . .       (37,154,837)      (28,163,819)
                                                                                ------------       -----------
                                                                                   2,124,542        11,021,125
                                                                                ------------       -----------
          Total partners' capital accounts . . . . . . . . . . . . . . . .         2,066,657        10,963,240
                                                                                ------------       -----------

                                                                                $  2,077,801        10,972,574
                                                                                ============       ===========









                                    See accompanying notes to financial statements.


JMB MORTGAGE PARTNERS, LTD. - II
                                                (A LIMITED PARTNERSHIP)

                                               STATEMENTS OF OPERATIONS

                                     YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                 1995              1994               1993
                                                             ------------      ------------       ------------
Income:
  Interest income. . . . . . . . . . . . . . . . . . . .      $   552,394         1,069,773          1,951,509
  Participation interest income (note 3(c)). . . . . . .            --                --             3,247,581
                                                              -----------       -----------        -----------
                                                                  552,394         1,069,773          5,199,090
                                                              -----------       -----------        -----------
Expenses:
  Mortgage investment servicing fees (note 4). . . . . .            6,680            21,899             31,741
  Professional services. . . . . . . . . . . . . . . . .           55,540            53,260             72,709
  Amortization of deferred costs . . . . . . . . . . . .            9,909            11,603             11,613
  General and administrative . . . . . . . . . . . . . .          139,322            91,262             79,752
  Provisions for loan losses (notes 3(b) and 3(d)) . . .            --              376,000             37,000
                                                              -----------       -----------        -----------
                                                                  211,451           554,024            232,815
                                                              -----------       -----------        -----------

          Operating earnings . . . . . . . . . . . . . .          340,943           515,749          4,966,275

Partnership's share of operations of
  unconsolidated venture (notes 1, 3(d) and 5) . . . . .           46,056             --                 --
                                                              -----------       -----------        -----------
          Net earnings . . . . . . . . . . . . . . . . .      $   386,999           515,749          4,966,275
                                                              ===========       ===========        ===========
Net earnings per limited partnership
 interest (note 1) . . . . . . . . . . . . . . . . . . .      $      4.18             --                183.03
                                                              ===========       ===========        ===========










                                    See accompanying notes to financial statements.


                                              JMB MORTGAGE PARTNERS, LTD. - II
                                                   (A LIMITED PARTNERSHIP)

                                     STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                        YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                 GENERAL PARTNERS                            LIMITED PARTNERS (22,590.5 INTERESTS)
               --------------------------------------------------    ---------------------------------------------------
                                                                        CONTRI-
                                                                        BUTIONS,
                                                                        NET OF
               CONTRI-       NET          CASH                         OFFERING         NET         CASH
               BUTIONS     EARNINGS   DISTRIBUTIONS       TOTAL         COSTS        EARNINGS   DISTRIBUTIONS      TOTAL
               -------    ---------   -------------     ---------    -----------    ----------  -------------   ----------
Balance
 at Decem-
 ber 31,
 1992. . . .     1,000      233,978       (125,503)      109,475     19,272,546     15,777,766   (15,004,854)   20,045,458

Net earnings
 (note 2). .      --        831,643          --          831,643          --         4,134,632          --       4,134,632
Cash distri-
 butions
 ($541.50
 per limited
 partnership
 interest) .      --          --          (799,167)     (799,167)         --             --      (12,232,755)  (12,232,755)
               -------    ---------     ----------      --------     ----------     ----------   -----------   -----------
Balance
 at Decem-
 ber 31,
 1993. . . .     1,000    1,065,621       (924,670)      141,951     19,272,546     19,912,398   (27,237,609)   11,947,335

Net earnings
 (note 2). .      --        515,749          --          515,749          --              --           --            --
Cash distri-
 butions
 ($41.00
 per limited
 partnership
 interest) .      --           --         (715,585)     (715,585)         --              --        (926,210)     (926,210)
             --------     ---------     -----------     --------     ----------     ----------   -----------    ----------
Balance
 at Decem-
 ber 31,
 1994. . . .     1,000    1,581,370     (1,640,255)      (57,885)    19,272,546     19,912,398   (28,163,819)   11,021,125

Net earnings
 (note 2). .      --        292,564          --          292,564          --            94,435         --           94,435
Cash distri-
 butions
 ($398.00
 per limited
 partnership
 interest) .      --          --          (292,564)     (292,564)         --             --       (8,991,018)   (8,991,018)
                ------    ---------     -----------     --------     ----------     ----------   -----------    ----------
Balance
 at Decem-
 ber 31,
 1995. . . .    $1,000    1,873,934     (1,932,819)      (57,885)    19,272,546     20,006,833   (37,154,837)    2,124,542
                ======    =========     ===========     ========     ==========     ==========   ===========    ==========














                                       See accompanying notes to financial statements.


                                              JMB MORTGAGE PARTNERS, LTD. - II
                                                   (A LIMITED PARTNERSHIP)

                                                  STATEMENTS OF CASH FLOWS

                                        YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                  1995              1994               1993
                                                              -----------        -----------       -----------
Cash flows from operating activities:
  Net earnings . . . . . . . . . . . . . . . . . . . . .     $    386,999            515,749         4,966,275
  Items not requiring (providing) cash
   or cash equivalents:
    Amortization of deferred costs . . . . . . . . . . .            9,909             11,603            11,613
    Provisions for loan losses (notes 3(b) and 3(d)) . .            --               376,000            37,000
    Promissory note received in connection with
     mortgage loan prepayment (note 3(c)). . . . . . . .            --                 --           (1,575,000)
    Partnership's share of operations of uncon-
     solidated venture, net of distributions . . . . . .           (7,556)             --                --
  Changes in:
   Interest and other receivables. . . . . . . . . . . .           92,210             63,457            (4,695)
   Amount due from affiliate (note 3(d)) . . . . . . . .           35,000            (35,000)            --
   Deferred interest receivable (note 3) . . . . . . . .        1,481,618            (74,545)        1,076,146
   Accounts payable. . . . . . . . . . . . . . . . . . .           (1,823)            (6,115)            3,498
   Amounts due to affiliates (note 4). . . . . . . . . .            3,633            (31,230)           (4,381)
   Other current liabilities . . . . . . . . . . . . . .            --                (4,657)            --
                                                              -----------        -----------       -----------
          Net cash provided by
            operating activities . . . . . . . . . . . .        1,999,990            815,262         4,510,456
                                                              -----------        -----------       -----------
Cash flows from investing activities:
  Net sales and maturities
    of short-term investments. . . . . . . . . . . . . .            --             1,321,102          (304,660)
  Prepayments of first mortgage loans
    (notes 3(b) and 3(c)). . . . . . . . . . . . . . . .        6,643,000              --            8,500,000
  Collection of principal on promissory
    note received in connection with
    mortgage loan prepayment (note 3(c)) . . . . . . . .          963,454            281,370           330,176
  Costs in conjunction with investment in
    unconsolidated venture . . . . . . . . . . . . . . .             (776)             --                --
                                                              -----------        -----------       -----------
          Net cash provided by
            investing activities . . . . . . . . . . . .        7,605,678          1,602,472         8,525,516
                                                              -----------        -----------       -----------
Cash flows from financing activities:
  Distributions to limited partners. . . . . . . . . . .       (8,991,018)          (926,210)      (12,232,755)
  Distributions to general partners. . . . . . . . . . .         (292,564)          (715,585)         (799,167)
                                                              -----------        -----------       -----------
          Net cash used in
            financing activities . . . . . . . . . . . .       (9,283,582)        (1,641,795)      (13,031,922)
                                                              -----------        -----------       -----------
          Net increase in cash and
            cash equivalents . . . . . . . . . . . . . .          322,086            775,939             4,050
          Cash and equivalents,
            beginning of year. . . . . . . . . . . . . .        1,069,818            293,879           289,829
                                                              -----------        -----------       -----------
          Cash and cash equivalents,
            end of year. . . . . . . . . . . . . . . . .      $ 1,391,904          1,069,818           293,879
                                                              ===========        ===========       ===========
Supplemental disclosure of cash flow
 information:
   Cash paid for mortgage and other interest . . . . . .      $     --                 --                --
                                                              ===========        ===========       ===========
   Non-cash investing and financing activities:
    Balance due on mortgage note receivable. . . . . . .      $   702,100              --                --
    Deferred interest receivable . . . . . . . . . . . .           85,044              --                --
    Provision for loan loss. . . . . . . . . . . . . . .         (116,000)             --                --
    Capitalized costs. . . . . . . . . . . . . . . . . .              776              --                --
                                                              -----------        -----------       -----------
          Initial investment in unconsolidated
            venture, at equity (notes 1, 3(d)
            and 5) . . . . . . . . . . . . . . . . . . .      $   671,920              --                --
                                                              ===========        ===========       ===========















                                       See accompanying notes to financial statements.


                       JMB MORTGAGE PARTNERS, LTD. - II
                            (A LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



(1)  OPERATIONS AND BASIS OF ACCOUNTING

     The Partnership holds (through a joint venture) an equity investment in commercial real estate in the state of Illinois. Business activities consist of rentals to a variety of commercial and retail companies, and the ultimate sale or disposition of such real estate. The Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio and wind up its affairs as soon as practicable.

     For financial reporting purposes, effective January 1, 1995, the mortgage loan secured by the Spring Hill Fashion Center was determined to have been in-substance foreclosed and was reclassified as an investment in a joint venture in real estate on the equity method at its estimated fair value. In early May 1995, the lenders (including the Partnership) obtained legal title to the property (see note 3(d)). Accordingly, the accompanying financial statements do not include the accounts of the JMB/Spring Hill Associates ("Spring Hill") venture.

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP"). Such GAAP adjustments are not recorded on the records of the Partnership. The effect of these items for the years ended December 31, 1995 and 1994 is summarized as follows:





                                                         1995                                  1994
                                                       -------------------------------------------------------------
                                                               TAX BASIS
                                            GAAP BASIS        (Unaudited)        GAAP BASIS          TAX BASIS
                                           ------------       -----------       ------------        -----------
Total assets . . . . . . . . . . . . .      $ 2,077,801         5,407,915        10,972,574         14,892,870
Partners' capital
 accounts (deficits)
 (note 2):
  General Partner. . . . . . . . . . .          (57,885)            --              (57,885)             --
  Limited Partners . . . . . . . . . .        2,124,542         5,398,345        11,021,125         14,892,641
Net earnings (loss) (note 2):
  General Partners . . . . . . . . . .          292,564           292,564           515,749            573,017
  Limited Partners . . . . . . . . . .           94,435          (503,278)            --               443,821
Net earnings (loss) per
 limited partnership
 interest. . . . . . . . . . . . . . .              4.18           (22.28)            --                 19.65
                                            ============      ===========       ===========        ===========





     The net earnings (loss) per limited partnership interest ("Interest") is based upon the number of Interests outstanding at the end of each period (22,590.5). As further described in note 2, net profits of the Partnership from operations are allocated to the General Partners in an amount equal to the greater of 1% of net profits or the amount of net cash distributions to the General Partners, with the remaining net profits allocated to the Limited Partners. The General Partners were entitled to certain cash flow distributions and repayment proceeds that had been previously deferred (see note 4). For financial reporting purposes, such distributions exceeded net profits of the Partnership for 1994 and, thus, for financial reporting purposes, 100% of the Partnership's net profits for 1994 were allocated to the General Partners. The General Partners were allocated approximately $293,000 of the Partnership's net profits for 1995, primarily as a result of receiving their share of distributions from repayment proceeds of approximately $273,000 during 1995, with the Limited Partners being allocated the remainder of net profits for 1995. Such allocations in 1995 and 1994 had no effect on total Partnership assets or net profits. Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and Federal income tax purposes.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from its unconsolidated venture are considered cash flow from operating activities to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($1,291,904 and $993,632 at December 31, 1995 and 1994, respectively) as cash equivalents, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Deferred costs consisted of costs incurred in connection with mortgage investments which were amortized over the terms of the related agreements using the straight-line method.

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

     Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments", requires all entities to disclose the SFAS 107 value of all financial assets and liabilities for which it is practicable to estimate. Value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amount of its financial instruments classified as current assets and liabilities approximates SFAS 107 value due to the relatively short maturity of these instruments.

     No provision for state or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law to remit directly to the taxing authorities amounts representing withholding from distributions paid to partners.


(2)  PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits of the Partnership from operations are allocated to the General Partners in an amount equal to the greater of 1% of net profits or the amount of net cash distributions to the General Partners, with the remaining net profits allocated to the Limited Partners. Net losses from Partnership operations are allocated 90% to the Limited Partners and 10% to the General Partners. Profits from the repayment or other disposition of mortgage investments are allocated first to the General Partners in an amount equal to the greater of 1% of such net profits or the cash distributions to the General Partners from the proceeds of such repayment or other disposition (as described below). The remaining profits from the repayment or other disposition of mortgage investments are allocated to the Limited Partners. Net losses from any disposition of mortgage investments are to be allocated 97% to the Limited Partners and 3% to the General Partners.

     The General Partners are not required to make any additional capital contributions except under certain limited circumstances upon dissolution and termination of the Partnership. Distributions of "net cash flow" of the Partnership are to be made 90% to the Limited Partners and 10% to the General Partners, with one-half of such net cash flow distributable to the General Partners in the first twelve fiscal quarters following the close of the offering subordinated to the receipt by the Limited Partners of a stipulated return on their "current capital accounts" on a non-cumulative basis. Distributions of "repayment proceeds" are to be made 97% to the Limited Partners until the Limited Partners have received repayment proceeds equal to their contributed capital plus a stipulated return thereon, with the remainder of such 97% distribution, subject to the General Partners' receipt of any deferred share of net cash flow, to be distributed 85% to the Limited Partners and 15% to the General Partners. The remaining 3% of all distributions of repayment proceeds are to be distributed to the General Partners, subject to certain limitations. Of the cumulative distributions of $37,154,837 paid to the Limited Partners as of December 31, 1995, $847,964 represents an 8.5% annual return to the Limited Partners for the period during which the Limited Partners' subscription proceeds were held in escrow through April 30, 1985, $13,942,280 represents distributions of net cash flow for periods subsequent to April 30, 1985 and $22,364,593 represents distributions of sale and repayment proceeds from the sale of the 1550 Spring Road Office Building (see note 3(a)), the prepayment of the loan secured by the Valley Lo Towers (see note 3(c)) and the prepayment of the loan secured by the Plaza at Shelter Cove shopping center (see note 3(b)). The General Partners' cumulative distributions of $1,932,819 at December 31, 1995 represents distributions of net cash flow of $1,241,131 and distributions of sale and repayment proceeds of $691,688.


(3)  MORTGAGE NOTES RECEIVABLE

     (a)  1550 SPRING RD. OFFICE BUILDING, DUPAGE COUNTY, ILLINOIS

     In July 1984, the Partnership funded a participating first mortgage loan in the principal amount of $2,250,000, secured by the 1550 Spring Road Office Building located in DuPage County, Illinois. During August 1990, the Partnership funded an additional $35,000. The entire principal balance of the loan was scheduled to be due and payable July 27, 1994.

     Due to the vacancy level of the office building and the associated re-leasing costs, the borrower made only partial interest payments since September 1987 to the extent of cash generated by the property. In June 1992, the Partnership obtained legal title to this property and recorded its net carrying value in this mortgage investment in an amount not in excess of its estimated fair value. Also in June 1992, the Partnership sold this property to an unaffiliated third party for net sale proceeds of $1,758,452, resulting in a gain on sale of $358,035 for financial reporting purposes and a loss of approximately $527,000 for federal income tax purposes. In August 1992, the Partnership distributed proceeds of $75 per Interest to the Limited Partners from this sale. The General Partners received payment of their share of such distributions of sale proceeds in January 1994 (see note 4).

     Although the Partnership had been recognizing interest income only as collected (effective January 1, 1988), approximately $982,000 of basic interest due to the Partnership through the date of sale was uncollected.

     Due to the uncertainty of the realization of the simple accrued interest receivable recognized through December 31, 1987 (approximately $275,000) and the principal balance of the loan ($2,285,000), the Partnership, as a matter of prudent accounting practice and to reflect the estimated fair value of the collateral, had, for financial reporting purposes, made provisions for loan loss on this loan of $275,000 in 1990 and $885,000 in 1991.

     (b)  THE PLAZA AT SHELTER COVE, HILTON HEAD ISLAND, SOUTH CAROLINA

     The Partnership funded a $7,000,000 participating first mortgage loan secured by The Plaza at Shelter Cove shopping center located in Hilton Head Island, South Carolina, which was scheduled to mature November 7, 1995.

     In April 1995, the Partnership received a prepayment of this mortgage loan (together with all basic interest due) pursuant to a previously negotiated prepayment agreement. For financial reporting purposes, the prepayment amount of approximately $8,204,000 consisted of the loan principal of $6,643,000 (net of provision for loan loss of $357,000), simple accrued interest of approximately $1,482,000, and the balance due of prior years' gross receipts participation interest and reimbursement of certain fees totaling approximately $79,000. The Partnership did not recognize any gain or loss on loan prepayment for financial reporting purposes as a result of the $357,000 provision for loan loss recognized by the Partnership in 1994, as described below. For Federal income tax reporting purposes, the Partnership recognized a loss on loan prepayment of approximately $454,000 in 1995.

     Due to the uncertainty of the realization of the simple accrued interest recognized through May 15, 1994 (approximately $1,482,000) and the principal balance of the loan ($7,000,000), the Partnership, as a matter of prudent accounting practice and to reflect the estimated fair value of the collateral, had, for financial reporting purposes, suspended the accrual of the simple accrued interest (which was payable at maturity) effective May 16, 1994 and made a provision for loan loss (including simple accrued interest) of $357,000 in 1994, which is reflected in the accompanying 1994 financial statements.

     (c)  VALLEY LO TOWERS, GLENVIEW, ILLINOIS

     In 1986, the Partnership funded an $8,500,000 participating first mortgage loan secured by the Valley Lo Towers luxury apartment complex located in Glenview, Illinois. The entire principal balance of the loan was scheduled to be due and payable on April 15, 1996.

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

     (d)  SPRING HILL FASHION CENTER, WEST DUNDEE, ILLINOIS

     In February 1986, the Partnership committed to participate in the funding of a participating first mortgage loan in the maximum amount of $11,000,000, secured by the Spring Hill Fashion Center shopping center located in West Dundee, Illinois. The total amount funded under this loan was $10,030,000 (of which the Partnership's share was $702,100 (7.0%)).
The other two participating lenders are JMB Mortgage Partners, Ltd. and JMB Mortgage Partners, Ltd. - III, both of which are affiliates of the General Partners of the Partnership. As additional security for the first mortgage loan, the borrower delivered to the lenders, in January 1988, two $250,000 irrevocable and unconditional letters of credit (which were to expire December 31, 1994 and January 15, 1995, respectively), upon which the lenders could draw in the event a default occurred under the loan. The aforementioned letters of credit had been subject to yearly renewal if certain specified net operating income levels at the property were not achieved by the borrower.

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

     The borrower defaulted in its scheduled basic interest payments due under this loan during the fourth quarter of 1994. Consequently, the lenders (including the Partnership) drew on the above-mentioned letters of credit totaling $500,000 in late December 1994. An affiliate of the lenders took control of the property's funds in January 1995 and is currently managing the property under an agreement which provides for a fee equal to 4% of the property's gross receipts (such fee excluding compensation for leasing activity). In early May 1995, the lenders obtained legal title to the property pursuant to a deed in lieu of foreclosure. Effective as of the management takeover date (January 1, 1995), the Partnership considered the mortgage loan to be in-substance foreclosed and has accounted for its investment as an investment in a joint venture on the equity method. For financial reporting purposes, the Partnership did not recognize any gain or loss from this transaction as a result of the Partnership's previously recorded provisions for loan loss, as described above. For Federal income tax reporting purposes, the Partnership recognized a loss of approximately $135,000 in 1995 as a result of this transaction. The operations of this property are expected to provide a current return which would be significantly less than the scheduled interest payments due under the original mortgage loan.

     The terms of Spring Hill's partnership agreement provide generally that contributions, distributions, cash flow, sale or refinancing proceeds and profits and losses will be distributed or allocated to the partners in their respective ownership percentages (7% to the Partnership).

     Occupancy of the shopping center was 75% at December 31, 1995 due to a major tenant, which occupied approximately 24% of the leasable space at the property and which was operating under Chapter 11 bankruptcy protection, not exercising its renewal option when its lease expired in October 1995 and vacating its space. The Partnership executed a ten-year lease (which commenced February 1996) with a replacement tenant for this space at rental rates somewhat lower than those of the former tenant. The Partnership is actively pursuing the sale of this property.


(4)  TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1995, 1994 and 1993 are as follows:




                                                                                                    UNPAID AT
                                                                                                   DECEMBER 31,
                                                    1995            1994             1993             1995
                                                  --------        --------         --------      --------------
Reimbursement (at cost) for
  accounting services. . . . . . . . . . .        $ 29,015          35,793           29,941              --
Reimbursement (at cost) for
  portfolio management
  services . . . . . . . . . . . . . . . .          17,553          13,083            1,482              --
Reimbursement (at cost) for
  legal services . . . . . . . . . . . . .           1,165           1,863            1,577              --
Reimbursement (at cost) for
  administrative charges and
  other out-of-pocket expenses . . . . . .          53,009             389            3,928           11,144
                                                  --------          ------           ------           ------

                                                  $100,742          51,128           36,928           11,144
                                                  ========          ======           ======           ======

     The above table reflects that during 1995, the Partnership recognized and paid certain 1994 administrative charges of approximately $33,590 that had not previously been reimbursed.




     The Partnership is obligated to pay (not more often than monthly) mortgage investment servicing fees to the General Partners at an annual rate of 1/4 of 1% of the maximum amount funded or to be funded by the Partnership on mortgage investments. The servicing fee is calculated from the date the Partnership first signs a letter of commitment for such mortgage investment, but is not payable until the funding of the mortgage investment. As all loans have been repaid or foreclosed, there were no unpaid fees at December 31, 1995.

     Although currently receiving their distributions of net cash flow and repayment proceeds, the General Partners had previously deferred payment of certain of their distributions of prior net cash flow and repayment proceeds from the Partnership. The Partnership paid $256,219 of such deferred cash flow distributions and $401,738 of deferred repayment proceeds to the General Partners in 1994.

     At December 31, 1995, there are no deferrals to the General Partners in excess of that required by the Partnership Agreement. All amounts deferred or currently payable to the General Partners or their affiliates do not bear interest.

     Effective October 1, 1995, the Corporate General Partner of the Partnership engaged independent third parties to perform certain administrative services for the Partnership which were previously performed by, and partially reimbursed to, affiliates of the General Partners. Use of such third parties is not expected to have a material effect on the operations of the Partnership.


(5)  INVESTMENT IN UNCONSOLIDATED VENTURE

     Summary financial information for Spring Hill as of and for the year ended December 31, 1995 is as follows:

                                                                 1995
                                                             ------------

Current assets . . . . . . . . . . . . . . . . . . . .       $    523,919
Current liabilities. . . . . . . . . . . . . . . . . .           (162,532)
                                                             ------------
      Working capital. . . . . . . . . . . . . . . . .            361,387

Investment property, net . . . . . . . . . . . . . . .          9,393,468
Other assets, net. . . . . . . . . . . . . . . . . . .              9,816
Other liabilities. . . . . . . . . . . . . . . . . . .            (56,735)
Venture partners' equity . . . . . . . . . . . . . . .         (9,028,460)
                                                             ------------
      Partnership's capital. . . . . . . . . . . . . .       $    679,476
                                                             ============
Represented by:
  Invested capital . . . . . . . . . . . . . . . . . .       $    671,920
  Cumulative distributions . . . . . . . . . . . . . .            (38,500)
  Cumulative earnings. . . . . . . . . . . . . . . . .             46,056
                                                             ------------
                                                             $    679,476
                                                             ============

Total income . . . . . . . . . . . . . . . . . . . . .       $  1,451,866
                                                             ============

Expenses applicable to operating income. . . . . . . .       $    793,930
                                                             ============

Net earnings . . . . . . . . . . . . . . . . . . . . .       $    657,936
                                                             ============

     Reference is made to notes 1 and 3(d) regarding the foreclosure of this property by the Partnership and its participating lenders in May 1995.










                         INDEPENDENT AUDITORS' REPORT



The Partners
JMB Mortgage Partners, Ltd.-II:

     We have audited the financial statements of JMB/Spring Hill Associates as listed in the accompanying index. In connection with our audit of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JMB/Spring Hill Associates as of December 31, 1995 and the results of its operations and its cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.








                                   KPMG PEAT MARWICK LLP



Chicago, Illinois
March 25, 1996



                          JMB/SPRING HILL ASSOCIATES
                            (A GENERAL PARTNERSHIP)

                                 BALANCE SHEET

                               DECEMBER 31, 1995


                                    ASSETS
                                    ------

Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . .        $   375,899
  Rents and other receivables (net of allowance
    for doubtful accounts of $53,855). . . . . . . . .            139,643
  Prepaid expenses . . . . . . . . . . . . . . . . . .              8,377
                                                              -----------
          Total current assets . . . . . . . . . . . .            523,919
                                                              -----------
Investment property (notes 1 and 2) - Schedule III:
  Land . . . . . . . . . . . . . . . . . . . . . . . .          2,400,000
  Buildings and improvements . . . . . . . . . . . . .          7,233,901
                                                              -----------
                                                                9,633,901
  Less:  Accumulated depreciation. . . . . . . . . . .            240,433
                                                              -----------
          Total investment property,
            net of accumulated depreciation. . . . . .          9,393,468
Deferred costs (net of accumulated amortization
  of $1,809) . . . . . . . . . . . . . . . . . . . . .              9,816
                                                              -----------
                                                              $ 9,927,203
                                                              ===========


                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . .        $    21,661
  Accrued real estate taxes. . . . . . . . . . . . . .            124,203
  Unearned rents . . . . . . . . . . . . . . . . . . .             16,668
                                                              -----------
          Total current liabilities. . . . . . . . . .            162,532
Tenant security deposits . . . . . . . . . . . . . . .             56,735
                                                              -----------
Commitments and contingencies (notes 5 and 6)
          Total liabilities. . . . . . . . . . . . . .            219,267

Partners' capital accounts (note 4):
  JMB Mortgage Partners, Ltd-II:
    Capital contributions. . . . . . . . . . . . . . .            671,920
    Net earnings . . . . . . . . . . . . . . . . . . .             46,056
    Cash distributions . . . . . . . . . . . . . . . .            (38,500)
  Venture partners:
    Capital contributions. . . . . . . . . . . . . . .          8,928,080
    Net earnings . . . . . . . . . . . . . . . . . . .            611,880
    Cash distributions . . . . . . . . . . . . . . . .           (511,500)
                                                              -----------
          Total partners' capital accounts . . . . . .          9,707,936
                                                              -----------

                                                              $ 9,927,203
                                                              ===========



                See accompanying notes to financial statements.


                          JMB/SPRING HILL ASSOCIATES
                            (A GENERAL PARTNERSHIP)

                            STATEMENT OF OPERATIONS

                     FOR THE YEAR ENDED DECEMBER 31, 1995



Income:
  Rental income. . . . . . . . . . . . . . . . . . . .       $  1,437,918
  Interest income. . . . . . . . . . . . . . . . . . .             13,948
                                                             ------------
                                                                1,451,866
                                                             ------------

Expenses:
  Depreciation . . . . . . . . . . . . . . . . . . . .            240,433
  Property operating expenses. . . . . . . . . . . . .            551,688
  Amortization of deferred costs . . . . . . . . . . .              1,809
                                                             ------------
                                                                  793,930
                                                             ------------

          Net earnings . . . . . . . . . . . . . . . .       $    657,936
                                                             ============







































                See accompanying notes to financial statements.


                                                 JMB/SPRING HILL ASSOCIATES
                                                   (A GENERAL PARTNERSHIP)

                                     STATEMENT OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS

                                            FOR THE YEAR ENDED DECEMBER 31, 1995



                                 AFFILIATED PARTNERS                           JMB MORTGAGE PARTNERS, LTD.-II
                  -----------------------------------------------   ---------------------------------------------------
                  NET                                                      NET
                 CONTRI-      NET          CASH                           CONTRI-        NET          CASH
                 BUTIONS    EARNINGS   DISTRIBUTIONS       TOTAL         BUTIONS      EARNINGS    DISTRIBUTIONS    TOTAL
                ---------  ----------  -------------    -----------    -----------   ----------   ------------- -----------

Balance
 at Decem-
 ber 31,
 1994. . . . .  $    --         --            --             --             --            --             --          --

Capital
 contri-
 butions . . .  8,928,080       --            --         8,928,080        671,920         --             --        671,920

Cash distri-
 butions . . .     --           --         (511,500)      (511,500)         --            --           (38,500)    (38,500)

Net earnings
 (note 4). . .     --         611,880         --           611,880          --           46,056          --         46,056
               ----------   ---------    ----------     ----------     ----------    ----------     ----------  ----------
Balance
 at Decem-
 ber 31,
 1995. . . . . $8,928,080     611,880      (511,500)     9,028,460        671,920        46,056        (38,500)    679,476
               ==========   =========    ==========     ==========     ==========    ==========     ==========  ==========









                                       See accompanying notes to financial statements.


                          JMB/SPRING HILL ASSOCIATES
                            (A GENERAL PARTNERSHIP)

                            STATEMENT OF CASH FLOWS

                     FOR THE YEAR ENDED DECEMBER 31, 1995


Cash flows from operating activities:
  Net earnings . . . . . . . . . . . . . . . . . . . .       $    657,936
  Items not requiring (providing) cash:
    Depreciation . . . . . . . . . . . . . . . . . . .            240,433
    Amortization of deferred costs . . . . . . . . . .              1,809
    Changes in:
      Rents and other receivables. . . . . . . . . . .           (139,643)
      Prepaid expenses . . . . . . . . . . . . . . . .             (8,377)
      Accounts payable . . . . . . . . . . . . . . . .             21,661
      Accrued real estate taxes. . . . . . . . . . . .            124,203
      Unearned rents . . . . . . . . . . . . . . . . .             16,668
      Tenant security deposits . . . . . . . . . . . .             56,735
                                                            ------------
          Net cash provided by
            operating activities . . . . . . . . . . .            971,425
                                                             ------------
  Cash flows from investing activities:
    Additions to investment property . . . . . . . . .            (33,901)
    Payment of deferred costs. . . . . . . . . . . . .            (11,625)
                                                             ------------
          Net cash used in investing
            activities . . . . . . . . . . . . . . . .            (45,526)
                                                             ------------
  Cash flows from financing activities:
    Cash distributions paid to partners. . . . . . . .           (550,000)
                                                             ------------
          Net cash used in
            financing activities . . . . . . . . . . .           (550,000)
                                                             ------------
          Net increase in cash
            and cash equivalents . . . . . . . . . . .            375,899
          Cash and cash equivalents,
            beginning of year. . . . . . . . . . . . .              --
                                                             ------------
          Cash and cash equivalents,
            end of year. . . . . . . . . . . . . . . .       $    375,899
                                                             ============
Supplemental disclosure of
 cash flow information:
  Cash paid for mortgage and
    other interest . . . . . . . . . . . . . . . . . .       $      --
                                                             ============
  Non-cash investing and
    financing activities:
      Balance due on mortgage note
        receivable . . . . . . . . . . . . . . . . . .       $ 10,030,000
      Deferred interest receivable . . . . . . . . . .          1,210,918
      Provision for loan loss. . . . . . . . . . . . .         (1,652,000)
      Capitalized costs. . . . . . . . . . . . . . . .             11,082
                                                             ------------
          Net initial carrying value of
            investment property and partners'
            capital contributions (notes 1 and 2). . .       $  9,600,000
                                                             ============




                See accompanying notes to financial statements.


                          JMB/SPRING HILL ASSOCIATES
                            (A GENERAL PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                     FOR THE YEAR ENDED DECEMBER 31, 1995


(1)  OPERATIONS AND BASIS OF ACCOUNTING

     JMB/Spring Hill Associates ("Spring Hill") has the exclusive purpose of owning a 100% interest in the Spring Hill Fashion Center ("the Property"), a 125,000 square foot shopping center located in West Dundee, Illinois. JMB Mortgage Partners, Ltd. ("MP-I"), JMB Mortgage Partners, Ltd.-II ("MP-II"), and JMB Mortgage Partners, Ltd.-III ("MP-III") collectively hold all of the venture interests in Spring Hill. Reference is made to Note 3(d) of Notes to Financial Statements of JMB Mortgage Partners, Ltd.-II. Such note is incorporated herein by reference.

     The accompanying financial statements have been prepared for the purpose of complying with Rule 3.09 of Regulation S-X of the Securities and Exchange Commission. They include the accounts of the unconsolidated venture, JMB/Spring Hill Associates, in which JMB Mortgage Partners, Ltd.- II and affiliates of the General Partners of JMB Mortgage Partners, Ltd.-II are partners.

     Spring Hill's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to present Spring Hill's accounts in accordance with generally accepted accounting principles ("GAAP"). Such adjustments are not recorded on the records of Spring Hill. The effect of these items for the year ended December 31, 1995 is summarized as follows:

                                                         1995
                                            ----------------------------
                                                               TAX BASIS
                                            GAAP BASIS        (Unaudited)
                                            ----------        ----------

    Total assets . . . . . . . . . .        $9,927,203        10,268,398
    Partners' capital accounts . . .         9,707,936        10,066,880
    Net earnings . . . . . . . . . .           657,936           651,038
                                            ==========        ==========

     The preparation of financial statements in accordance with GAAP requires Spring Hill to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Statement of Financial Accounting Standards No. 95 requires Spring Hill to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. In addition, Spring Hill records amounts held in U.S. Government obligations at cost which approximates market. For the purposes of these statements, Spring Hill's policy is to consider all such amounts held with original maturities of three months or less ($373,549 at December 31, 1995) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Depreciation on buildings and improvements has been provided over the estimated useful lives of the assets (30 years) using the straight-line method.

     Maintenance and repair expenses are charged to operations as incurred.

Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

     Under Spring Hill's impairment policy, provisions for value impairment are recorded with respect to the investment property pursuant to Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Therefore, the Partnership does not anticipate a significant effect on its financial statements upon full adoption of SFAS 121 as required in the first quarter of 1996, absent the suspension of depreciation on the Spring Hill investment property as the property will likely be categorized as held for sale at January 1, 1996. Reference is made to Note 3(d) of Notes to Financial Statements of JMB Mortgage Partners, Ltd.-II. Such note is incorporated herein by reference.

     Deferred costs consist of lease commissions incurred. Deferred leasing commissions are amortized over the terms of the related lease agreements.

     Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments," requires all entities to disclose the SFAS 107 value of all financial assets and liabilities for which it is practicable to estimate. Value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amount of its financial instruments classified as current assets and liabilities approximates SFAS 107 value due to the relatively short maturity of these instruments.

     No provision for state or Federal income taxes has been made as the liability for such taxes is that of the partners rather than Spring Hill.


(2)  INVESTMENT PROPERTY

     A description of the acquisition of the property is contained in Note 3(d) of Notes to Financial Statements of JMB Mortgage Partners, Ltd.-II. Such note is incorporated herein by reference.


(3)  MANAGEMENT AGREEMENT

     The property is managed by an affiliate of the General Partners of the partners of Spring Hill for a fee computed as a percentage of certain revenues.


(4)  VENTURE AGREEMENT

     Spring Hill's venture agreement provides for the partners to be allocated or distributed shares of profits and losses, cash flow from operations and sale or refinancing proceeds in proportion to their ownership interests (60.45% to MP-I, 7% to MP-II and 32.55% to MP-III). Reference is made to Note 3(d) of Notes to Financial Statements of JMB Mortgage Partners, Ltd.-II. Such note is incorporated herein by reference.


(5)  LEASES

     As Property Lessor

     At December 31, 1995, Spring Hill's principal asset is a shopping center. Spring Hill has determined that all leases relating to this property are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding the cost of the land, is depreciated over the estimated useful life. Leases with tenants range in term from one to ten remaining years and provide for fixed minimum rent and partial reimbursement of operating costs. In addition, certain leases provide for either additional rent based upon percentages of tenant sales volumes or provide for annual increases in fixed minimum rents. A substantial portion of the ability of the tenant to honor their leases is dependent on the retail economic sector.

     Minimum lease payments, including amounts representing executory costs (e.g. taxes, maintenance, insurance) and any related profit, to be received in the future under the operating leases are as follows:

           1996. . . . . . . . . . . . . . . . . . .      $ 1,122,000
           1997. . . . . . . . . . . . . . . . . . .        1,096,000
           1998. . . . . . . . . . . . . . . . . . .        1,046,000
           1999. . . . . . . . . . . . . . . . . . .        1,011,000
           2000. . . . . . . . . . . . . . . . . . .          883,000
           Thereafter. . . . . . . . . . . . . . . .        1,870,000
                                                          -----------
                                                          $ 7,028,000
                                                          ===========


(6)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by Spring Hill to the General Partners and their affiliates as of December 31, 1995 and for the year ended December 31, 1995 are as follows:

                                                              UNPAID AT
                                                             DECEMBER 31,
                                                 1995           1995
                                               --------      ------------

  Property management and
    leasing fees . . . . . . . . . . .          $51,210           3,822
  Insurance commissions. . . . . . . .            4,506            --
  Reimbursement (at cost) for
    out-of-pocket expenses . . . . . .              359              23
                                                -------           -----

                                                $56,075           3,845
                                                =======          ======






                                                                                                    SCHEDULE III
                                              JMB/SPRING HILL ASSOCIATES
                                                (A GENERAL PARTNERSHIP)

                                       REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                   DECEMBER 31, 1995




                                    INITIAL COST TO                                   GROSS AMOUNT AT WHICH CARRIED
                                    PARTNERSHIP (A)                                       AT CLOSE OF PERIOD (B)
                               -------------------------        COSTS            ------------------------------------
                                             BUILDINGS       CAPITALIZED                     BUILDINGS
                                               AND            SUBSEQUENT                        AND
                 ENCUMBRANCE        LAND    IMPROVEMENTS    TO ACQUISITION        LAND      IMPROVEMENTS    TOTAL (C)
                 -----------    ----------  ------------   ---------------     ----------   ------------   ----------

SHOPPING CENTER:
  West Dundee,
   Illinois. .  $     --         2,400,000     7,200,000           33,901       2,400,000     7,233,901     9,633,901
                 ==========      =========    ==========         ========      ==========    ==========    ==========



                                                                                        SCHEDULE III - CONTINUED
                                              JMB/SPRING HILL ASSOCIATES
                                                (A GENERAL PARTNERSHIP)

                                       REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                   DECEMBER 31, 1995


                                                                                         LIFE ON WHICH
                                                                                         DEPRECIATION
                                                                                          IN LATEST
                                                                                         STATEMENT OF         1995
                                       ACCUMULATED             DATE OF       DATE         OPERATIONS      REAL ESTATE
                                      DEPRECIATION(D)       CONSTRUCTION   ACQUIRED      IS COMPUTED         TAXES
                                     ----------------       ------------  ----------   ---------------    -----------
SHOPPING CENTER:
  West Dundee,
   Illinois. . . . . . . . . . . . . .     $240,433             1985          5/2/95       30 years          124,203
                                           ========                                                         ========



                                                SCHEDULE III - CONTINUED

                          JMB/SPRING HILL ASSOCIATES
                            (A GENERAL PARTNERSHIP)

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995


Notes:

      (A) The initial cost to the Partnership represents the original carrying value of the property, as determined at the foreclosure date (note
2).

      (B) The aggregate cost of real estate owned at December 31, 1995 for Federal income tax purposes was $9,793,600.

      (C)    Reconciliation of real estate owned:

                                                                 1995
                                                             -----------

             Balance at beginning of period. . . . . .       $     --
             Additions during period . . . . . . . . .         9,633,901
                                                             -----------
             Balance at end of period. . . . . . . . .       $ 9,633,901
                                                             ===========

      (D)    Reconciliation of accumulated depreciation:

             Balance at beginning of period. . . . . .       $     --
             Depreciation expenses . . . . . . . . . .           240,433
                                                             -----------
             Balance at end of period. . . . . . . . .       $   240,433
                                                             ===========




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in, or disagreements with, accountants during 1994 and 1995.



                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation, substantially all of the outstanding stock of which is owned, directly or indirectly, by certain of its officers and directors and members of their families. JMB has responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property must be approved by the Associate General Partner of the Partnership, AGPP Associates, L.P. Effective December 31, 1995, AGPP Associates, L.P. acquired all of the partnership interests in Mortgage Associates - II, L.P., the Associate General Partner, and elected to continue the business of Mortgage Associates - II, L.P. AGPP Associates, L.P., an Illinois limited partnership with JMB as its sole general partner, continues as the Associate General Partner. The Associate General Partner is directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any sale of real property (or any interest therein) of the Partnership.

    The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell or refinance a property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

    The names, positions held and length of service therein of each director and the executive and certain other officers of the Corporate General Partner are as follows:



                                                              SERVED IN
NAME                        OFFICE                            OFFICE SINCE
----                        ------                            ------------

Judd D. Malkin              Chairman                          5/03/71
                            Director                          5/03/71
                            Chief Financial Officer           2/22/96
Neil G. Bluhm               President                         5/03/71
                            Director                          5/03/71
Burton E. Glazov            Director                          7/01/71
Stuart C. Nathan            Executive Vice President          5/08/79
                            Director                          3/14/73
A. Lee Sacks                Director                          5/09/88
John G. Schreiber           Director                          3/14/73
H. Rigel Barber             Executive Vice President          1/02/87
                            Chief Executive Officer           1/01/95
Glenn E. Emig               Executive Vice President          1/01/93
                            Chief Operating Officer           1/01/95
Gary Nickele                Executive Vice President          1/01/92
                            General Counsel                   2/27/84
Gailen J. Hull              Senior Vice President             6/01/88
Howard Kogen                Senior Vice President             1/02/86
                            Treasurer                         1/01/91

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 5, 1996. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 5, 1996. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-X ("Carlyle-X"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd. ("Mortgage Partners"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III") JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, Ltd.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties,("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-IX ("JMB Income-IX"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII") and JMB Income Properties Ltd.-XIII ("JMB Income-XIII"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")), Arvida/JMB Managers-II, Inc. (the general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II")), and Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). Most of such directors and officers are also partners of certain partnerships which are associate general partners in the following real estate limited partnerships: Carlyle-VII, Carlyle-IX, Carlyle-X, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-VII, JMB Income-IX, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 58) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 58) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August 1970. Mr. Bluhm is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 57) has been associated with JMB since June 1971, and served as an Executive Vice President of JMB until December 1990.

 He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 54) has been associated with JMB since July 1972. Mr. Nathan is also a director of Sportmart, Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 62) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December 1972.

     John G. Schreiber (age 49) has been associated with JMB since December 1970, and served as an Executive Vice President of JMB until December 1990.

Mr. Schreiber is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an affiliate of the Blackstone Group, L.P. Since 1994, Mr. Schreiber has also served as a Trustee of Amli Residential Property Trust, a publicly-traded real estate investment trust that invests in multi-family properties. He is also a director of a number of investment companies advised or managed by T. Rowe Price associates and its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 46) has been associated with JMB since March 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 48) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 43) has been associated with JMB since February 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 47) has been associated with JMB since March 1982.

He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 60) has been associated with JMB since March 1973. He is a Certified Public Accountant.


ITEM 11.  EXECUTIVE COMPENSATION

     The General Partners of the Partnership are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses. Reference is also made to Notes 2 and 4 for a description of such transactions, distributions and allocations. Although currently receiving their distributions of net cash flow and repayment proceeds, the General Partners had previously deferred payment of certain of their distributions of prior net cash flow and repayment proceeds from the Partnership. The Partnership paid $256,219 of such deferred cash flow distributions and $401,738 of deferred repayment proceeds to the General Partners in 1994. The General Partners were allocated taxable income of $292,564 in 1995.

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. The relationship of the Corporate General Partner (and its directors and officers) to its affiliates is set forth in Item 10 above.

     The Corporate General Partner and its affiliates were due reimbursement (at cost) in 1995 for accounting services, portfolio management services, legal services and for administrative charges and other out-of-pocket expenses of $29,015, $17,553, $1,165 and $19,419, respectively, of which $11,144 was unpaid at December 31, 1995. Also, during 1995, the Partnership recognized and paid certain 1994 administrative charges to the Corporate General Partner and its affiliates of approximately $33,590 that had not previously been reimbursed.

     The Partnership is obligated to pay (not more often than monthly) mortgage investment servicing fees to the General Partners at an annual rate of 1/4 of 1% of the maximum amount funded or to be funded by the Partnership on mortgage investments. The servicing fee is calculated from the date the Partnership first signs a letter of commitment for such mortgage investment, but is not payable until the funding of the mortgage investment. As all loans have been repaid or foreclosed, there were no unpaid fees at December 31, 1995.

     At December 31, 1995, there are no deferrals to the General Partners in excess of that required by the Partnership Agreement. All amounts deferred or currently payable to the General Partners or their affiliates do not bear interest.

     Effective October 1, 1995, the Corporate General Partner of the Partnership engaged independent third parties to perform certain administrative services for the Partnership which were previously performed by, and partially reimbursed to, affiliates of the General Partners. Use of such third parties is not expected to have a material effect on the operations of the Partnership.





ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  No person or group is known by the Partnership to own beneficially more than 5% of the outstanding
Interests of the Partnership.

     (b)  The Corporate General Partner, its officers and directors and the Associate General Partner own the following Interests of the Partnership:

                                NAME OF                           AMOUNT AND NATURE
                                BENEFICIAL                        OF BENEFICIAL               PERCENT
TITLE OF CLASS                  OWNER                             OWNERSHIP                   OF CLASS
--------------                  ----------                        -----------------           --------
Limited Partnership
Interests                       JMB Realty                        5 Interests
                                Corporation                       directly                    Less than 1%


Limited Partnership
Interests                       Corporate
                                General Partner,
                                its officers and                  11.14495
                                directors and the                 Interests
                                Associate General                 directly                    Less than 1%
                                Partner

     No officer or director of the Corporate General Partner of the Partnership possesses a right to acquire beneficial ownership of Interests of the Partnership.

     (c)  There exists no arrangement, known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.




ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There were no significant transactions or business relationships with the General Partners, their affiliates or their management other than those described in Items 10 and 11 above.




                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)  The following documents are filed as part of this report:

         (1) Financial Statements (See Index to Financial Statements filed with this report.)

         (2)  Exhibits

              3-A.* The Prospectus of the Partnership dated January 31, 1984, as supplemented July 18, 1984 and May 15, 1985 as filed with the Commission pursuant to Rules 424(b) and 424(c), is incorporated herein by reference. Copies of Pages 8-10, 46-47 and A-7 to A-11 of the Prospectus, copies of pages 1-3 of the Supplement dated July 18, 1984, and the Supplement dated May 15, 1985 are incorporated herein by reference.

              3-B.* Amended and Restated Agreement of Limited Partnership, which agreement is incorporated herein by reference to the Partnership's Prospectus as filed with the Commission in the Partnership's Registration Statement on Form S-11 (File No. 2-87086) dated January 31, 1984.

              10-A. Agreement for Deed in Lieu of Foreclosure and related agreements dated as of April 4, 1995 between borrower and lenders relating to Spring Hill Fashion Center are filed herewith.

              10-B. Agreement of General Partnership of JMB/Spring Hill Associates dated May 1, 1995 between JMB Mortgage Partners, Ltd., JMB Mortgage Partners, Ltd.-II and JMB Mortgage Partners, Ltd.-III is filed herewith.

              21.   List of Subsidiaries

              24.   Powers of Attorney

              27.   Financial Data Schedule

----------------

         * Previously filed as Exhibits 3-A and 3-B, respectively, to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-16252) dated March 19, 1993.

         (b) No reports on Form 8-K were required or filed since the beginning of the last quarter of the period covered by this report.

         (c)  Not applicable

     No annual report or proxy material for fiscal year 1995 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.




                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  JMB MORTGAGE PARTNERS, LTD. - II

                  By:      JMB Realty Corporation
                           Corporate General Partner


                           GAILEN J. HULL
                  By:      Gailen J. Hull
                           Senior Vice President
                  Date:    March 25, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  By:      JMB Realty Corporation
                           Corporate General Partner

                           JUDD D. MALKIN*
                  By:      Judd D. Malkin, Chairman and
                           Chief Financial Officer
                  Date:    March 25, 1996

                           NEIL G. BLUHM*
                  By:      Neil G. Bluhm, President and Director
                  Date:    March 25, 1996

                           H. RIGEL BARBER*
                  By:      H. Rigel Barber, Chief Executive Officer
                  Date:    March 25, 1996

                           GLENN E. EMIG*
                  By:      Glenn E. Emig, Chief Operating Officer
                  Date:    March 25, 1996


                           GAILEN J. HULL
                  By:      Gailen J. Hull, Senior Vice President
                           Principal Accounting Officer
                  Date:    March 25, 1996

                           A. LEE SACKS*
                  By:      A. Lee Sacks, Director
                  Date:    March 25, 1996

                           STUART C. NATHAN*
                  By:      Stuart C. Nathan
                           Executive Vice President and Director
                  Date:    March 25, 1996

                  *By:     GAILEN J. HULL
                           Pursuant to a Power of Attorney


                           GAILEN J. HULL
                  By:      GAILEN J. HULL, Attorney-in-Fact
                  Date:    March 25, 1996




                       JMB MORTGAGE PARTNERS, LTD. - II

                                 EXHIBIT INDEX



                                                       DOCUMENT
                                                    INCORPORATED
                                                    BY REFERENCE     PAGE
                                                    -------------    ----
3-A.        Pages 8-10, 46-47 and A-7 to
            A-11 of the Prospectus of the
            Partnership dated January 31, 1984,
            pages 1-3 of the Supplement
            dated July 18, 1984, the
            Supplement dated May 15, 1985                     Yes


3-B.        Amended and Restated Agreement
            of Limited Partnership                            Yes


10-A.       Agreement for Deed in Lieu of
            Foreclosure, dated April 4,
            1995                                              No


10-B.       General Partnership Agreement
            for JMB/Spring Hill
            Associates, dated
            May 1, 1995                                       No


21.         List of Subsidiaries                              No


24.         Powers of Attorney                                No


27.         Financial Data Schedule                           No