Form 10-Q
period 1996-03-31
JMB MORTGAGE PARTNERS LTD II
filed 1996-05-14
CIK 730206

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549




                               FORM 10-Q




              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended March 31, 1996         Commission file #0-16252




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


















                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations . . . . . . . . . . . . . . . . . . . .     9



PART II.   OTHER INFORMATION


Item 5.    Other Information. . . . . . . . . . . . . . . . .    10

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    11

















































PART I.   FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                       JMB MORTGAGE PARTNERS, LTD. - II
                                            (A LIMITED PARTNERSHIP)

                                                BALANCE SHEETS

                                     MARCH 31, 1996 AND DECEMBER 31, 1995

                                                  (UNAUDITED)


                                                    ASSETS
                                                    ------

                                                                              MARCH 31,     DECEMBER 31,
                                                                                1996           1995
                                                                            -----------     -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .      $ 1,356,804      1,391,904
  Interest and other receivables. . . . . . . . . . . . . . . . . . . .            5,706          6,421
                                                                             -----------    -----------

        Total current assets. . . . . . . . . . . . . . . . . . . . . .        1,362,510      1,398,325
                                                                             -----------    -----------

Investment in unconsolidated venture, at equity . . . . . . . . . . . .          688,946        679,476
                                                                             -----------    -----------

                                                                             $ 2,051,456      2,077,801
                                                                             ===========    ===========

                             LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                             -----------------------------------------------------

Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .      $    32,515         11,144
                                                                             -----------    -----------

        Total current liabilities.. . . . . . . . . . . . . . . . . . .           32,515         11,144
                                                                             -----------    -----------
Commitments and contingencies

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative net earnings (loss). . . . . . . . . . . . . . . . . . .        1,869,162      1,873,934
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (1,932,819)    (1,932,819)
                                                                             -----------    -----------
                                                                                 (62,657)       (57,885)
                                                                             -----------    -----------
  Limited partners (22,590.5 interests):
    Capital contributions, net of offering costs. . . . . . . . . . . .       19,272,546     19,272,546
    Cumulative net earnings (loss). . . . . . . . . . . . . . . . . . .       19,963,889     20,006,833
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (37,154,837)   (37,154,837)
                                                                             -----------    -----------
                                                                               2,081,598      2,124,542
                                                                             -----------    -----------
          Total partners' capital accounts. . . . . . . . . . . . . . .        2,018,941      2,066,657
                                                                             -----------    -----------

                                                                             $ 2,051,456      2,077,801
                                                                             ===========    ===========





                                See accompanying notes to financial statements.


JMB MORTGAGE PARTNERS, LTD. - II
                                            (A LIMITED PARTNERSHIP)

                                           STATEMENTS OF OPERATIONS

                                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                  (UNAUDITED)

                                                                                  1996           1995
                                                                               ---------       --------
Income:
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 23,845        221,116
                                                                                --------       --------
Expenses:
  Mortgage investment servicing fees. . . . . . . . . . . . . . . . . .            --             5,285
  Professional services . . . . . . . . . . . . . . . . . . . . . . . .           18,000         19,300
  Amortization of deferred expenses . . . . . . . . . . . . . . . . . .            --             3,737
  General and administrative. . . . . . . . . . . . . . . . . . . . . .           63,031         22,876
                                                                                --------       --------

                                                                                  81,031         51,198
                                                                                --------       --------

          Operating earnings (loss) . . . . . . . . . . . . . . . . . .          (57,186)       169,918

Partnership's share of operations of unconsolidated venture . . . . . .            9,470         13,238
                                                                                --------       --------
          Net earnings (loss) . . . . . . . . . . . . . . . . . . . . .         $(47,716)       183,156
                                                                                ========       ========
          Net earnings (loss) per limited partnership interest. . . . .         $  (1.90)          7.66
                                                                                ========       ========
          Cash distributions per limited partnership interest . . . . .         $  --              4.00
                                                                                ========       ========











                                See accompanying notes to financial statements.


JMB MORTGAGE PARTNERS, LTD. - II
                                            (A LIMITED PARTNERSHIP)

                                           STATEMENTS OF CASH FLOWS

                                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                                  (UNAUDITED)
                                                                                  1996            1995
                                                                               ----------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  (47,716)        183,156
  Items not requiring (providing) cash or cash equivalents:
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .         --              3,737
    Partnership's share of operations of unconsolidated venture,
      net of distributions. . . . . . . . . . . . . . . . . . . . . . . . .        (9,470)        (13,238)
Changes in:
  Interest and other receivables. . . . . . . . . . . . . . . . . . . . . .           715          17,161
  Amount due from affiliate . . . . . . . . . . . . . . . . . . . . . . . .         --             35,000
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        21,371          10,913
                                                                               ----------      ----------
          Net cash provided by (used in) operating activities . . . . . . .       (35,100)        236,729
                                                                               ----------      ----------

Cash flows from investing activities:
  Net purchases of short-term investments . . . . . . . . . . . . . . . . .         --           (896,229)
  Collection of principal on promissory note received in connection
    with mortgage loan prepayment . . . . . . . . . . . . . . . . . . . . .         --            963,454
  Costs in connection with investment in unconsolidated venture . . . . . .         --               (776)
                                                                               ----------      ----------
          Net cash provided by (used in) investing activities . . . . . . .         --             66,449
                                                                               ----------      ----------

Cash flows from financing activities:
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .         --            (90,362)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .         --            (10,040)
                                                                               ----------      ----------
          Net cash provided by (used in) financing activities . . . . . . .         --           (100,402)
                                                                               ----------      ----------

          Net increase (decrease) in cash and cash equivalents. . . . . . .       (35,100)        202,776

          Cash and cash equivalents, beginning of year. . . . . . . . . . .     1,391,904       1,069,818
                                                                               ----------      ----------
          Cash and cash equivalents, end of period. . . . . . . . . . . . .    $1,356,804       1,272,594
                                                                               ==========      ==========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .    $    --              --
                                                                               ==========      ==========

  Non-cash investing and financing activities:
    Balance due on mortgage note receivable . . . . . . . . . . . . . . . .    $    --            702,100
    Deferred interest receivable. . . . . . . . . . . . . . . . . . . . . .         --             85,044
    Provision for loan loss . . . . . . . . . . . . . . . . . . . . . . . .         --           (116,000)
    Capitalized costs . . . . . . . . . . . . . . . . . . . . . . . . . . .         --                776
                                                                               ----------      ----------

          Initial investment in unconsolidated venture, at equity . . . . .    $    --            671,920
                                                                               ==========      ==========

























                                See accompanying notes to financial statements.


                   JMB MORTGAGE PARTNERS, LTD. - II
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                        MARCH 31, 1996 AND 1995

                              (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1995 which are included in the Partnership's 1995 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Such costs recognized by the Partnership for the three months ended March 31, 1996 and 1995 aggregated $23,764 and $15,435, respectively, of which $19,575 was unpaid at March 31, 1996.

     Payment of approximately $308,000 of distributions from Partnership operations to the General Partners has been deferred in accordance with the Partnership Agreement. All amounts deferred or currently payable to the General Partners or their affiliates do not bear interest.


SPRING HILL FASHION CENTER, WEST DUNDEE, ILLINOIS

     Occupancy of the shopping center was 67% at March 31, 1996, down from 75% at December 31, 1995. A major tenant, which occupied approximately 24% of the leasable space at the property and which was operating under Chapter 11 bankruptcy protection, did not exercise its renewal option when its lease expired in October 1995 and vacated its space. The Spring Hill venture, however, executed a ten-year lease (in February 1996) with a replacement tenant for this space at rental rates lower than those of the former tenant, resulting in the property currently being 94% leased. The Spring Hill joint venture is conserving its working capital in order to fund certain costs associated with this replacement tenant's expected occupancy in the summer of 1996. Although, the Spring Hill venture is actively pursuing the sale of this property, there can be no assurance that any satisfactory sale transaction will be completed by the end of 1996.


UNCONSOLIDATED VENTURE - SUMMARY INFORMATION

     Summary income statement information for JMB/Spring Hill Associates for the three months ended March 31, 1996 and 1995 is as follows:

                                             1996           1995
                                           --------       --------
     Total income . . . . . . . . . .      $314,013        329,697
                                           ========       ========
     Operating earnings . . . . . . .      $135,298        189,118
                                           ========       ========
     Partnership's share
       of earnings. . . . . . . . . .      $  9,470         13,238
                                           ========       ========


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1996 and for the three months ended March 31, 1996 and 1995.




PART I.  FINANCIAL INFORMATION

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investment.

     After reviewing the remaining property and its competitive marketplace, the General Partners of the Partnership expect to be able to liquidate as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up as soon as it is feasibly possible, barring unforeseen economic developments.

RESULTS OF OPERATIONS

     Interest income decreased for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 primarily as a result of the April 1995 prepayment of the loan secured by the Plaza at Shelter Cove shopping center. An additional decrease in interest income is attributable to the March 1995 repayment of amounts due relating to the loan secured by the Valley Lo Towers Apartments.

     The increase in general and administrative expenses for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 is attributable primarily to the timing of the recognition of costs for certain outsourcing services, the recognition of certain prior year reimbursable costs to affiliates of the General Partners and the timing of the recognition of certain printing costs in 1996.





PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                  OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's owned or reflected as owned investment property.

                                                 1995                                1996
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----
Spring Hill
  Fashion Center
  Shopping Center
  West Dundee, Illinois . . .       94%*       94%        92%       75%     67%

- --------------------

     *  This property was reflected as owned at March 31, 1995 although title did not transfer to the Partnership and its affiliated lenders pursuant to a deed in lieu of foreclosure until May 1995.




PART II.  OTHER INFORMATION

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)     Exhibits

              10-A. Agreement for Deed in Lieu of Foreclosure and related agreements dated as of April 4, 1995 between borrower and lenders relating to Spring Hill Fashion Center are incorporated herein by reference to the Partnership's Report for December 31, 1995 on Form 10-K (File No. 0-16252) dated March 25, 1996.

              10-B. Agreement of General Partnership of JMB/Spring Hill Associates dated May 1, 1995 between JMB Mortgage Partners, Ltd., JMB Mortgage Partners, Ltd.-II and JMB Mortgage Partners, Ltd.-III is incorporated herein by reference to the Partnership's Report for December 31, 1995 on From 10-K (File No. 0-16252) dated March 25, 1996.

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


                     JMB MORTGAGE PARTNERS, LTD. - II

                     BY:    JMB Realty Corporation
                            (Corporate General Partner)




                            GAILEN J. HULL
                     By:    Gailen J. Hull, Senior Vice President
                     Date:  May 10, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.





                            GAILEN J. HULL
                            Gailen J. Hull
                            Principal Accounting Officer
                     Date:  May 10, 1996