Form 10-K/A
period 1995-12-31
JMB MORTGAGE PARTNERS LTD II
filed 1996-05-28
CIK 730206

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549



                              FORM 10K/A

                            AMENDMENT NO. 1


           Filed pursuant to Section 12, 13, or 15(d) of the Securities Exchange Act of 1934



                   JMB MORTGAGE PARTNERS, LTD. - II
         -----------------------------------------------------
        (Exact name of registrant as specified in its charter)



                                      IRS Employer Identification
Commission File No. 0-16252                  No. 36-3252916





     The undersigned registrant hereby amends the following sections of its Report for December 31, 1995 on Form 10-K as set forth in the pages attached hereto:


                               PART III

    ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

                            Pages 41 to 43



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





Dated:  May 28, 1996




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in, or disagreements with, accountants during 1994 and 1995.



                               PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation, substantially all of the outstanding stock of which is owned, directly or indirectly, by certain of its officers, directors, members of their families and their affiliates. JMB has responsibility for all aspects of the Partnership's operations, subject to the requirement that all mortgage investments and all voluntary dispositions thereof (including by sale or exchange) must be approved by the Associate General Partner of the Partnership, AGPP Associates, L.P. Effective December 31, 1995, AGPP Associates, L.P. acquired all of the partnership interests in Mortgage Associates - II, L.P., the Associate General Partner, and elected to continue the business of Mortgage Associates - II, L.P. AGPP Associates, L.P., an Illinois limited partnership with JMB as its sole general partner, continues as the Associate General Partner. The Associate General Partner is directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any mortgage investment of the Partnership or the disposition thereof.

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

    The names, positions held and length of service therein of each director and the executive and certain other officers of the Corporate General Partner are as follows:








                                  41


                                                        SERVED IN
NAME                      OFFICE                        OFFICE SINCE
- ----                      ------                        ------------

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

                                  42


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

                                  43