Form 10-Q
period 1996-06-30
JMB MORTGAGE PARTNERS LTD II
filed 1996-08-12
CIK 730206

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549




                                FORM 10-Q




               Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934




For the quarter ended June 30, 1996           Commission file #0-16252




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

















                            TABLE OF CONTENTS




PART I      FINANCIAL INFORMATION


Item 1.     Financial Statements. . . . . . . . . . . . . . .      3


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations. . . . . . . . . . . . . . . . . . . .      9



PART II.    OTHER INFORMATION


Item 5.     Other Information . . . . . . . . . . . . . . . .     11

Item 6.     Exhibits and Reports on Form 8-K. . . . . . . . .     12















































PART I.   FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                        JMB MORTGAGE PARTNERS, LTD. - II
                                             (A LIMITED PARTNERSHIP)

                                                 BALANCE SHEETS

                                       JUNE 30, 1996 AND DECEMBER 31, 1995

                                                   (UNAUDITED)


                                                     ASSETS
                                                     ------

                                                                                JUNE 30,      DECEMBER 31,
                                                                                  1996           1995
                                                                              -----------     -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .      $   436,815      1,391,904
  Interest and other receivables. . . . . . . . . . . . . . . . . . . . .            1,321          6,421
                                                                               -----------    -----------

        Total current assets. . . . . . . . . . . . . . . . . . . . . . .          438,136      1,398,325
                                                                               -----------    -----------

Investment in unconsolidated venture, at equity . . . . . . . . . . . . .          695,314        679,476
                                                                               -----------    -----------

                                                                               $ 1,133,450      2,077,801
                                                                               ===========    ===========

                              LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                              -----------------------------------------------------

Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    35,036         11,144
                                                                               -----------    -----------

        Total current liabilities.. . . . . . . . . . . . . . . . . . . .           35,036         11,144
                                                                               -----------    -----------
Commitments and contingencies

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative net earnings (loss). . . . . . . . . . . . . . . . . . . .        1,864,962      1,873,934
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . . .       (2,020,671)    (1,932,819)
                                                                               -----------    -----------
                                                                                  (154,709)       (57,885)
                                                                               -----------    -----------
  Limited partners (22,590.5 interests):
    Capital contributions, net of offering costs. . . . . . . . . . . . .       19,272,546     19,272,546
    Cumulative net earnings (loss). . . . . . . . . . . . . . . . . . . .       19,926,081     20,006,833
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . . .      (37,945,504)   (37,154,837)
                                                                               -----------    -----------
                                                                                 1,253,123      2,124,542
                                                                               -----------    -----------
          Total partners' capital accounts. . . . . . . . . . . . . . . .        1,098,414      2,066,657
                                                                               -----------    -----------

                                                                               $ 1,133,450      2,077,801
                                                                               ===========    ===========





                                 See accompanying notes to financial statements.



JMB MORTGAGE PARTNERS, LTD. - II
                                             (A LIMITED PARTNERSHIP)

                                            STATEMENTS OF OPERATIONS

                                THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                   (UNAUDITED)

                                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                                             JUNE 30                       JUNE 30
                                                    --------------------------    -------------------------
                                                        1996           1995           1996           1995
                                                    -----------     ----------     ---------      ---------
Income:
  Interest income . . . . . . . . . . . . . . . .   $    12,005        207,347        35,850        428,463
                                                    -----------     ----------     ---------      ---------
Expenses:
  Mortgage investment servicing fees. . . . . . .         --             1,395         --             6,680
  Professional services . . . . . . . . . . . . .        10,634         13,240        28,634         32,540
  Amortization of deferred expenses . . . . . . .         --             2,057         --             5,794
  General and administrative. . . . . . . . . . .        49,747         26,680       112,778         49,556
                                                    -----------     ----------     ---------      ---------
                                                         60,381         43,372       141,412         94,570
                                                    -----------     ----------     ---------      ---------

          Operating earnings (loss) . . . . . . .       (48,376)       163,975      (105,562)       333,893

Partnership's share of operations
  of unconsolidated venture . . . . . . . . . . .         6,368         10,817        15,838         24,055
                                                    -----------     ----------     ---------      ---------
          Net earnings (loss) . . . . . . . . . .   $   (42,008)       174,792       (89,724)       357,948
                                                    ===========     ==========     =========      =========
          Net earnings (loss) per
            limited partnership
            interest. . . . . . . . . . . . . . .   $     (1.67)          6.06         (3.57)         13.72
                                                    ===========     ==========     =========      =========
          Cash distributions per
            limited partnership
            interest. . . . . . . . . . . . . . .   $     35.00          44.00         35.00          48.00
                                                    ===========     ==========     =========      =========




                                 See accompanying notes to financial statements.



JMB MORTGAGE PARTNERS, LTD. - II
                                             (A LIMITED PARTNERSHIP)

                                            STATEMENTS OF CASH FLOWS

                                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                                   (UNAUDITED)
                                                                                    1996            1995
                                                                                 ----------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  (89,724)        357,948
  Items not requiring (providing) cash or cash equivalents:
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . . .         --              5,794
    Partnership's share of operations of unconsolidated venture,
      net of distributions. . . . . . . . . . . . . . . . . . . . . . . . . .       (15,838)          3,945
Changes in:
  Interest and other receivables. . . . . . . . . . . . . . . . . . . . . . .         5,100             532
  Amount due from affiliate . . . . . . . . . . . . . . . . . . . . . . . . .         --             35,000
  Deferred interest receivable. . . . . . . . . . . . . . . . . . . . . . . .         --          1,481,618
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        23,892          (1,450)
                                                                                 ----------      ----------
          Net cash provided by (used in) operating activities . . . . . . . .       (76,570)      1,883,387
                                                                                 ----------      ----------

Cash flows from investing activities:
  Net purchases of short-term investments . . . . . . . . . . . . . . . . . .         --         (9,303,373)
  Prepayment of first mortgage loan . . . . . . . . . . . . . . . . . . . . .         --          6,643,000
  Collection of principal on promissory note received in connection
    with mortgage loan prepayment . . . . . . . . . . . . . . . . . . . . . .         --            963,454
  Costs in connection with investment in unconsolidated venture . . . . . . .         --               (776)
                                                                                 ----------      ----------
          Net cash provided by (used in) investing activities . . . . . . . .         --         (1,697,695)
                                                                                 ----------      ----------

Cash flows from financing activities:
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . . .      (790,667)     (1,084,344)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . . .       (87,852)        (48,027)
                                                                                 ----------      ----------
          Net cash provided by (used in) financing activities . . . . . . . .      (878,519)     (1,132,371)
                                                                                 ----------      ----------

          Net increase (decrease) in cash and cash equivalents. . . . . . . .      (955,089)       (946,679)

          Cash and cash equivalents, beginning of year. . . . . . . . . . . .     1,391,904       1,069,818
                                                                                 ----------      ----------
          Cash and cash equivalents, end of period. . . . . . . . . . . . . .    $  436,815         123,139
                                                                                 ==========      ==========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . . .    $    --              --
                                                                                 ==========      ==========

  Non-cash investing and financing activities:
    Balance due on mortgage note receivable . . . . . . . . . . . . . . . . .    $    --            702,100
    Deferred interest receivable. . . . . . . . . . . . . . . . . . . . . . .         --             85,044
    Provision for loan loss . . . . . . . . . . . . . . . . . . . . . . . . .         --           (116,000)
    Capitalized costs . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --                776
                                                                                 ----------      ----------

          Initial investment in unconsolidated venture, at equity . . . . . .    $    --            671,920
                                                                                 ==========      ==========

























                                 See accompanying notes to financial statements.



                    JMB MORTGAGE PARTNERS, LTD. - II
                         (A LIMITED PARTNERSHIP)

                      NOTES TO FINANCIAL STATEMENTS

                         JUNE 30, 1996 AND 1995

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

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.

     Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Such costs required to be paid by the Partnership to the General Partners and their affiliates for the six months ended June 30, 1996 and 1995 aggregated $24,581 and $26,520, respectively, of which $21,274 was unpaid at June 30, 1996.

     Payment of approximately $308,000 of distributions from Partnership operations to the General Partners has been deferred in accordance with the Partnership Agreement. All amounts deferred or currently payable to the General Partners or their affiliates do not bear interest.


SPRING HILL FASHION CENTER, WEST DUNDEE, ILLINOIS

     A major tenant, which occupied approximately 24% of the leasable space at the property and which was operating under Chapter 11 bankruptcy protection, did not exercise its renewal option when its lease expired in October 1995 and vacated its space. The Spring Hill joint venture (the "venture"), however, executed a ten-year lease (in February 1996) with a replacement tenant for this space at rental rates lower than those of the former tenant. The replacement tenant's occupancy in late June 1996 has resulted in the property being 93% occupied at June 30, 1996, up from 67% at March 31, 1996. The venture is conserving its working capital in order to fund certain costs associated with the replacement tenant's move-in. Although the venture is actively pursuing the sale of this property, there can be no assurance that any satisfactory sale transaction will be completed by the end of 1996.


UNCONSOLIDATED VENTURE - SUMMARY INFORMATION

     Summary income statement information for JMB/Spring Hill Associates for the six months ended June 30, 1996 and 1995 is as follows:

                                              1996           1995
                                            --------       --------
     Total income . . . . . . . . . .       $574,290        748,827
                                            ========       ========
     Operating earnings . . . . . . .       $226,263        343,648
                                            ========       ========
     Partnership's share
       of earnings. . . . . . . . . .       $ 15,838         24,055
                                            ========       ========


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1996 and for the three and six months ended June 30, 1996 and 1995.




PART I.  FINANCIAL INFORMATION

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investment.

     During the second quarter some of the Limited Partners in the Partnership received from an unaffiliated third party an unsolicited tender offer to purchase up to 1,006 Interests in the Partnership at $35 per Interest. The Partnership recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. In June such offer expired with approximately 56 Interests being purchased by such unaffiliated third party pursuant to such offer. In addition, the Partnership has, from time to time, received inquires from other third parties that may consider making offers for Interests, including requests for the list of Limited Partners in the Partnership. These inquiries are generally preliminary in nature. There is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB") the corporate general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests. Expenses incurred in connection with the previous tender offer(s) and additional potential tender offers for Interests are expected to increase Partnership operating expenses in the third quarter.

     After reviewing the remaining property and its competitive marketplace, the General Partners of the Partnership expect to be able to liquidate as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up as soon as it is feasibly possible, barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents at June 30, 1996 as compared to December 31, 1995 is attributable primarily to the Partnership's distribution in May 1996 of approximately $879,000 ($35 per Interest to the Limited Partners and the General Partners' share of such distribution).

     Interest income decreased for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 primarily as a result of the April 1995 prepayment of the loan secured by the Plaza at Shelter Cove shopping center. Additional decreases in interest income are attributable to the March 1995 repayment of amounts due relating to the loan secured by the Valley Lo Towers Apartments and to lower average balances in the Partnership's interest-bearing cash equivalents in 1996.

     The increases in general and administrative expenses for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 are attributable primarily to the timing of the recognition of costs for certain outsourcing services, the recognition of certain prior year reimbursable costs to affiliates of the General Partners and the timing of the recognition of certain printing costs in 1996.






PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                   OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's owned or reflected as owned investment property.

                                                   1995                                 1996
                                    -------------------------------------    ------------------------------
                                      At        At         At         At      At       At      At       At
                                     3/31      6/30       9/30      12/31    3/31     6/30    9/30    12/31
                                     ----      ----       ----      -----    ----     ----   -----    -----
Spring Hill
  Fashion Center
  Shopping Center
  West Dundee, Illinois . . .        94%*       94%        92%        75%     67%      93%

- --------------------

     *  This property was reflected as owned at March 31, 1995 although title did not transfer to the Partnership and its affiliated lenders (through a joint venture) pursuant to a deed in lieu of foreclosure until May 1995.





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


                      JMB MORTGAGE PARTNERS, LTD. - II

                      BY:   JMB Realty Corporation
                            (Corporate General Partner)




                            GAILEN J. HULL
                      By:   Gailen J. Hull, Senior Vice President
                      Date: August 9, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.





                            GAILEN J. HULL
                            Gailen J. Hull
                            Principal Accounting Officer
                      Date: August 9, 1996