Form 10-Q
period 1996-09-30
JMB MORTGAGE PARTNERS LTD II
filed 1996-11-12
CIK 730206

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549




                           FORM 10-Q




          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For the quarter ended September 30, 1996Commission file #0-16252




               JMB MORTGAGE PARTNERS, LTD. - II
    (Exact name of registrant as specified in its charter)



           Illinois                  36-3252916
    (State of organization)(I.R.S. Employer Identification No.)



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

















                       TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements. . . . . . . . . . . .      3


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations. . . . . . . . . . . . . . . . .     10



PART II. OTHER INFORMATION


Item 5.  Other Information . . . . . . . . . . . . .     12

Item 6.  Exhibits and Reports on Form 8-K. . . . . .     13
















































PART I. FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                JMB MORTGAGE PARTNERS, LTD. - II
                                     (A LIMITED PARTNERSHIP)

                                         BALANCE SHEETS

                            SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                           (UNAUDITED)


                                             ASSETS
                                             ------

                                                                SEPTEMBER 30,  DECEMBER 31,
                                                                     1996         1995
                                                                ------------   -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . .    $   399,948    1,391,904
  Interest and other receivables . . . . . . . . . . . . . . .          1,140        6,421
                                                                  -----------  -----------

        Total current assets . . . . . . . . . . . . . . . . .        401,088    1,398,325
                                                                  -----------  -----------

Investment in unconsolidated venture, at equity. . . . . . . .        679,539      679,476
                                                                  -----------  -----------

                                                                  $ 1,080,627    2,077,801
                                                                  ===========  ===========

                      LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                      -----------------------------------------------------

Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .    $    30,858       11,144
                                                                  -----------  -----------

        Total current liabilities. . . . . . . . . . . . . . .         30,858       11,144
                                                                  -----------  -----------
Commitments and contingencies

Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . .          1,000        1,000
    Cumulative net earnings (loss) . . . . . . . . . . . . . .      1,860,097    1,873,934
    Cumulative cash distributions. . . . . . . . . . . . . . .     (2,020,671)  (1,932,819)
                                                                  -----------  -----------
                                                                     (159,574)     (57,885)
                                                                  -----------  -----------
  Limited partners (22,590.5 interests):
    Capital contributions, net of offering costs . . . . . . .     19,272,546   19,272,546
    Cumulative net earnings (loss) . . . . . . . . . . . . . .     19,882,301   20,006,833
    Cumulative cash distributions. . . . . . . . . . . . . . .    (37,945,504) (37,154,837)
                                                                  -----------  -----------
                                                                    1,209,343    2,124,542
                                                                  -----------  -----------
          Total partners' capital accounts . . . . . . . . . .      1,049,769    2,066,657
                                                                  -----------  -----------

                                                                  $ 1,080,627    2,077,801
                                                                  ===========  ===========





                         See accompanying notes to financial statements.




JMB MORTGAGE PARTNERS, LTD. - II
                                     (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF OPERATIONS

                     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                           (UNAUDITED)

                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                                SEPTEMBER 30              SEPTEMBER 30
                                         ---------------------------------------------------
                                               1996         1995         1996         1995
                                           -----------   ----------   ---------    ---------
Income:
  Interest income. . . . . . . . . . . . . $     2,598      110,821      38,448      539,284
                                           -----------   ----------   ---------    ---------
Expenses:
  Mortgage investment servicing fees . . .       --           --          --           6,680
  Professional services. . . . . . . . . .       2,152        --         30,786       32,540
  Amortization of deferred expenses. . . .       --           2,058       --           7,852
  General and administrative . . . . . . .      33,316       59,492     146,094      109,048
                                           -----------   ----------   ---------    ---------
                                                35,468       61,550     176,880      156,120
                                           -----------   ----------   ---------    ---------

          Operating earnings (loss). . . .     (32,870)      49,271    (138,432)     383,164

Partnership's share of operations
  of unconsolidated venture. . . . . . . .     (15,775)      13,948          63       38,003
                                           -----------   ----------   ---------    ---------
          Net earnings (loss). . . . . . . $   (48,645)      63,219    (138,369)     421,167
                                           ===========   ==========   =========    =========
          Net earnings (loss) per
            limited partnership
            interest . . . . . . . . . . . $     (1.94)       (8.03)      (5.51)        5.69
                                           ===========   ==========   =========    =========
          Cash distributions per
            limited partnership
            interest . . . . . . . . . . . $     --          350.00       35.00       398.00
                                           ===========   ==========   =========    =========




                         See accompanying notes to financial statements.




JMB MORTGAGE PARTNERS, LTD. - II
                                     (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF CASH FLOWS

                          NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                           (UNAUDITED)
                                                                       1996          1995
                                                                    ----------   -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . .  $ (138,369)      421,167
  Items not requiring (providing) cash or cash equivalents:
    Amortization of deferred expenses. . . . . . . . . . . . . . .       --            7,852
    Partnership's share of operations of unconsolidated venture,
      net of distributions . . . . . . . . . . . . . . . . . . . .         (63)      (10,003)
Changes in:
  Interest and other receivables . . . . . . . . . . . . . . . . .       5,281        96,737
  Amount due from affiliate. . . . . . . . . . . . . . . . . . . .       --           35,000
  Deferred interest receivable . . . . . . . . . . . . . . . . . .       --        1,481,618
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .      19,714         3,157
                                                                    ----------    ----------
          Net cash provided by (used in) operating activities. . .    (113,437)    2,035,528
                                                                    ----------    ----------
Cash flows from investing activities:
  Prepayment of first mortgage loan. . . . . . . . . . . . . . . .       --        6,643,000
  Collection of principal on promissory note received in connection
    with mortgage loan prepayment. . . . . . . . . . . . . . . . .       --          963,454
  Costs in connection with investment in unconsolidated venture. .       --             (776)
                                                                    ----------    ----------
          Net cash provided by (used in) investing activities. . .       --        7,605,678
                                                                    ----------    ----------
Cash flows from financing activities:
  Bank overdraft . . . . . . . . . . . . . . . . . . . . . . . . .       --           68,140
  Distributions to limited partners. . . . . . . . . . . . . . . .    (790,667)   (8,991,018)
  Distributions to general partners. . . . . . . . . . . . . . . .     (87,852)     (292,564)
                                                                    ----------    ----------
          Net cash provided by (used in) financing activities. . .    (878,519)   (9,215,442)
                                                                    ----------    ----------
          Net increase (decrease) in cash and cash equivalents . .    (991,956)      425,764
          Cash and cash equivalents, beginning of year . . . . . .   1,391,904     1,069,818
                                                                    ----------    ----------
          Cash and cash equivalents, end of period . . . . . . . .  $  399,948     1,495,582
                                                                    ==========    ==========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . .  $    --            --
                                                                    ==========    ==========

  Non-cash investing and financing activities:
    Balance due on mortgage note receivable. . . . . . . . . . . .  $    --          702,100
    Deferred interest receivable . . . . . . . . . . . . . . . . .       --           85,044
    Provision for loan loss. . . . . . . . . . . . . . . . . . . .       --         (116,000)
    Capitalized costs. . . . . . . . . . . . . . . . . . . . . . .       --              776
                                                                    ----------    ----------

          Initial investment in unconsolidated venture, at equity.  $    --          671,920
                                                                    ==========    ==========

























                         See accompanying notes to financial statements.




               JMB MORTGAGE PARTNERS, LTD. - II
                    (A LIMITED PARTNERSHIP)

                 NOTES TO FINANCIAL STATEMENTS

                  SEPTEMBER 30, 1996 AND 1995

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

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Such costs required to be paid by the Partnership to the General Partners and their affiliates for the nine months ended September 30, 1996 and 1995 aggregated $36,729 and $74,970, respectively, of which $28,841 was unpaid at September 30, 1996.

     Payment of approximately $308,000 of distributions from Partnership operations to the General Partners has been deferred in accordance with the Partnership Agreement, which if the sale of the Spring Hill Fashion Center as discussed below is completed as currently proposed, will not be paid. All amounts deferred or currently payable to the General Partners or their affiliates do not bear interest.


SPRING HILL FASHION CENTER, WEST DUNDEE, ILLINOIS

     A major tenant, which occupied approximately 24% of the leasable space at the property and which was operating under Chapter 11 bankruptcy protection, did not exercise its renewal option when its lease expired in October 1995 and vacated its space. The Spring Hill joint venture (the "venture"), however, executed a ten-year lease (in February 1996) with a replacement tenant for this space at rental rates lower than those of the former tenant. The replacement tenant's occupancy in late June 1996 has resulted in the property being 95% occupied at September 30, 1996, up from 75% at December 31, 1995. The venture is conserving its working capital in order to fund certain costs associated with the replacement tenant's move-in.

     The property was classified as held for sale as of July 1, 1996 and therefore has not been subject to continued depreciation as of that date. The accompanying financial statements include $63 and $38,003 of operations of unconsolidated venture for the nine months ended September 30, 1996 and 1995, respectively. Such asset had a net carrying value of $679,539 and $679,476 at September 30, 1996 and December 31, 1995, respectively.

     In October 1996, the venture finalized a contract with a potential purchaser for the sale of this property. The sale of the property is subject to the closing of the transaction including satisfaction of certain closing conditions. If the transaction is consummated under the current proposed terms, the venture would recognize a loss for Federal income tax reporting purposes and a loss of approximately $400,000 for financial reporting purposes. Accordingly, as a matter of prudent accounting practice, the venture has recognized this amount as a $400,000 provision for value impairment at September 30, 1996, of which $28,000 has been allocated to the Partnership. There can be no assurance, however, that the final sale agreement will not differ materially from the present agreement, or that the sale of the property will be consummated on any terms.



UNCONSOLIDATED VENTURE - SUMMARY INFORMATION

     Summary income statement information for JMB/Spring Hill Associates for the nine months ended September 30, 1996 and 1995 is as follows:

                                      1996          1995
                                    --------     ---------
     Total revenues. . . . . . .    $888,304     1,101,684
                                    ========     =========
     Net earnings. . . . . . . .    $    911       542,905
                                    ========     =========
     Partnership's share
       of earnings . . . . . . .    $     63        38,003
                                    ========     =========


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995.







PART I.  FINANCIAL INFORMATION

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investment.

     During the second quarter of 1996 some of the Limited Partners in the Partnership received from an unaffiliated third party an unsolicited tender offer to purchase up to 1,006 Interests in the Partnership at $35 per Interest. The Partnership recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. In June such offer expired with approximately 56 Interests being purchased by such unaffiliated third party pursuant to such offer. In addition, the Partnership has, from time to time, received inquiries from other third parties that may consider making offers for Interests, including requests for the list of Limited Partners in the Partnership. These inquiries are generally preliminary in nature. There is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB") the corporate general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

     The Partnership's only remaining investment is its joint venture equity investment in Spring Hill Fashion Center in West Dundee, Illinois. The venture is attempting to finalize a sale for this property to close in 1996. Upon completion of the sale of the Spring Hill Fashion Center, the affairs of the Partnership are expected to be wound up as soon as it is feasibly possible, with a final liquidating distribution from the Partnership (excluding any amounts distributable to the liquidating trust described below) to the Partners expected to be paid in late 1996.

     In connection with the planned liquidation and termination of the Partnership, the Corporate General Partner currently intends to cause the formation of a liquidating trust on or before December 31, 1996, in which all of the Partnership's remaining assets, subject to liabilities, will be transferred. The initial trustees of the liquidating trust are expected to be individuals who are officers of the Corporate General Partner. Each Holder of Interests in the Partnership would, upon the establishment of the liquidating trust, be deemed to be the beneficial owner of a comparable share of the aggregate beneficial interests in the liquidating trust. It is anticipated that the liquidating trust would permit the realization of substantial cost savings in administrative and other expenses until any residual liabilities (including contingent liabilities) of the Partnership are paid or otherwise determined to be extinguished and any remaining funds are distributed to the beneficial owners of the liquidating trust. The liquidating trust is expected to be in existence for approximately one year, subject to extension under certain circumstances.

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents at September 30, 1996 as compared to December 31, 1995 is attributable primarily to the Partnership's distribution in May 1996 of approximately $879,000 ($35 per Interest to the Limited Partners and $87,852 to the General Partners).

     Interest income decreased for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 primarily as a result of the April 1995 prepayment of the loan secured by the Plaza at Shelter Cove shopping center and lower average balances in the Partnership's interest-bearing cash equivalents. An additional decrease in interest income is due to the March 1995 repayment of amounts due relating to the loan secured by the Valley Lo Towers Apartments. The decrease in interest income for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 is attributable primarily to lower average balances in the Partnership's interest-bearing cash equivalents during the three months ended September 30, 1996.

     The increase in general and administrative expenses for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 is attributable primarily to the timing of the recognition of costs for certain outsourcing services and the timing of the recognition of certain printing costs in 1996. The decrease in general and administrative expenses for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 is attributable primarily to the recognition of certain prior year reimbursable costs to affiliates of the General Partners during the three months ended September 30, 1995.

     The decrease in Partnership's share of operations of unconsolidated venture for the three and nine months ended September 30, 1996 as compared to the year-earlier periods is attributable primarily to the Spring Hill joint venture's recording of a $400,000 value impairment for the Spring Hill Fashion Center at September 30, 1996.






PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                           OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's owned or reflected as owned investment property.

                                         1995                            1996
                          -------------------------------------------------------------------
                                At       At       At        At     At     At      At     At
                               3/31     6/30     9/30     12/31   3/31   6/30    9/30  12/31
                               ----     ----     ----     -----   ----   ----   -----  -----
Spring Hill
  Fashion Center
  Shopping Center
  West Dundee, Illinois.       94%*      94%      92%       75%    67%    93%     95%

--------------------

     *  This property was reflected as owned at March 31, 1995 although title did not transfer to the Partnership and its affiliated lenders (through a joint venture) pursuant to a deed in lieu of foreclosure until May 1995.






PART II.  OTHER INFORMATION

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits

            3-A.* The Prospectus of the Partnership dated January 31, 1984, as supplemented July 18, 1984 and May 15, 1985 as filed with the Commission pursuant to Rules 424(b) and 424(c), is incorporated herein by reference to the Partnership's Registration Statement on Form S-11 (File No. 2-87086) dated January 31, 1984.

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

            27.   Financial Data Schedule.


     (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.







                          SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  JMB MORTGAGE PARTNERS, LTD. - II

                  BY:   JMB Realty Corporation
                        (Corporate General Partner)




                        GAILEN J. HULL
                  By:   Gailen J. Hull, Senior Vice President
                  Date: November 8, 1996


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.





                        GAILEN J. HULL
                        Gailen J. Hull
                        Principal Accounting Officer
                  Date: November 8, 1996