Form 10-Q/A
period 1996-09-30
JMB MORTGAGE PARTNERS LTD II
filed 1996-11-22
CIK 730206

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549



                              FORM 10Q/A

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






     The undersigned registrant hereby amends the following sections of its Report for the quarter ended September 30, 1996 on Form 10-Q as set forth in the pages attached hereto:


     Item 1.  Financial Statements. Pages 3 through 9

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. Pages 10 and 11

     Item 6.  Exhibits and Reports on Form 8-K.  Page 13
              (and exhibits thereto)


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        JMB MORTGAGE PARTNERS, LTD. - II

                        By:    JMB Realty Corporation
                               (Corporate General Partner)


                               By:  GAILEN J. HULL
                                    Gailen J. Hull, Senior Vice President
                                    and Principal Accounting Officer




Dated:  November 21, 1996





PART I.   FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                       JMB MORTGAGE PARTNERS, LTD. - II
                                            (A LIMITED PARTNERSHIP)

                                                BALANCE SHEETS

                                   SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                                  (UNAUDITED)


                                                    ASSETS
                                                    ------

                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                                1996           1995
                                                                           ------------     -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .      $   399,948      1,391,904
  Interest and other receivables. . . . . . . . . . . . . . . . . . . .            1,140          6,421
                                                                             -----------    -----------

        Total current assets. . . . . . . . . . . . . . . . . . . . . .          401,088      1,398,325
                                                                             -----------    -----------

Investment in unconsolidated venture, at equity . . . . . . . . . . . .          653,289        679,476
                                                                             -----------    -----------

                                                                             $ 1,054,377      2,077,801
                                                                             ===========    ===========

                                       JMB MORTGAGE PARTNERS, LTD. - II
                                            (A LIMITED PARTNERSHIP)

                                          BALANCE SHEETS - CONTINUED



                             LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                             -----------------------------------------------------


                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                                1996           1995
                                                                            ------------    -----------

Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .      $    30,858         11,144
                                                                             -----------    -----------

        Total current liabilities.. . . . . . . . . . . . . . . . . . .           30,858         11,144
                                                                             -----------    -----------
Commitments and contingencies

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative net earnings (loss). . . . . . . . . . . . . . . . . . .        1,857,472      1,873,934
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (2,020,671)    (1,932,819)
                                                                             -----------    -----------
                                                                                (162,199)       (57,885)
                                                                             -----------    -----------
  Limited partners (22,590.5 interests):
    Capital contributions, net of offering costs. . . . . . . . . . . .       19,272,546     19,272,546
    Cumulative net earnings (loss). . . . . . . . . . . . . . . . . . .       19,858,676     20,006,833
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (37,945,504)   (37,154,837)
                                                                             -----------    -----------
                                                                               1,185,718      2,124,542
                                                                             -----------    -----------
          Total partners' capital accounts. . . . . . . . . . . . . . .        1,023,519      2,066,657
                                                                             -----------    -----------

                                                                             $ 1,054,377      2,077,801
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

JMB MORTGAGE PARTNERS, LTD. - II
                                            (A LIMITED PARTNERSHIP)

                                           STATEMENTS OF OPERATIONS

                            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                  (UNAUDITED)

                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                 SEPTEMBER 30
                                                  --------------------------   -------------------------
                                                       1996          1995           1996          1995
                                                   -----------    ----------     ---------     ---------
Income:
  Interest income . . . . . . . . . . . . . . . .  $     2,598       110,821        38,448       539,284
                                                   -----------    ----------     ---------     ---------
Expenses:
  Mortgage investment servicing fees. . . . . . .        --            --            --            6,680
  Professional services . . . . . . . . . . . . .        2,152         --           30,786        32,540
  Amortization of deferred expenses . . . . . . .        --            2,058         --            7,852
  General and administrative. . . . . . . . . . .       33,316        59,492       146,094       109,048
                                                   -----------    ----------     ---------     ---------
                                                        35,468        61,550       176,880       156,120
                                                   -----------    ----------     ---------     ---------

          Operating earnings (loss) . . . . . . .      (32,870)       49,271      (138,432)      383,164

Partnership's share of operations
  of unconsolidated venture . . . . . . . . . . .      (42,025)       13,948       (26,187)       38,003
                                                   -----------    ----------     ---------     ---------
          Net earnings (loss) . . . . . . . . . .  $   (74,895)       63,219      (164,619)      421,167
                                                   ===========    ==========     =========     =========
          Net earnings (loss) per
            limited partnership
            interest. . . . . . . . . . . . . . .  $     (2.99)        (8.03)        (6.56)         5.69
                                                   ===========    ==========     =========     =========
          Cash distributions per
            limited partnership
            interest. . . . . . . . . . . . . . .  $     --           350.00         35.00        398.00
                                                   ===========    ==========     =========     =========



                                See accompanying notes to financial statements.

JMB MORTGAGE PARTNERS, LTD. - II
                                            (A LIMITED PARTNERSHIP)

                                           STATEMENTS OF CASH FLOWS

                                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                  (UNAUDITED)
                                                                                  1996            1995
                                                                               ----------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ (164,619)        421,167
  Items not requiring (providing) cash or cash equivalents:
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .         --              7,852
    Partnership's share of operations of unconsolidated venture,
      net of distributions. . . . . . . . . . . . . . . . . . . . . . . . .        26,187         (10,003)
Changes in:
  Interest and other receivables. . . . . . . . . . . . . . . . . . . . . .         5,281          96,737
  Amount due from affiliate . . . . . . . . . . . . . . . . . . . . . . . .         --             35,000
  Deferred interest receivable. . . . . . . . . . . . . . . . . . . . . . .         --          1,481,618
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        19,714           3,157
                                                                               ----------      ----------
          Net cash provided by (used in) operating activities . . . . . . .      (113,437)      2,035,528
                                                                               ----------      ----------
Cash flows from investing activities:
  Prepayment of first mortgage loan . . . . . . . . . . . . . . . . . . . .         --          6,643,000
  Collection of principal on promissory note received in connection
    with mortgage loan prepayment . . . . . . . . . . . . . . . . . . . . .         --            963,454
  Costs in connection with investment in unconsolidated venture . . . . . .         --               (776)
                                                                               ----------      ----------
          Net cash provided by (used in) investing activities . . . . . . .         --          7,605,678
                                                                               ----------      ----------
Cash flows from financing activities:
  Bank overdraft. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --             68,140
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .      (790,667)     (8,991,018)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .       (87,852)       (292,564)
                                                                               ----------      ----------
          Net cash provided by (used in) financing activities . . . . . . .      (878,519)     (9,215,442)
                                                                               ----------      ----------
          Net increase (decrease) in cash and cash equivalents. . . . . . .      (991,956)        425,764
          Cash and cash equivalents, beginning of year. . . . . . . . . . .     1,391,904       1,069,818
                                                                               ----------      ----------
          Cash and cash equivalents, end of period. . . . . . . . . . . . .    $  399,948       1,495,582
                                                                               ==========      ==========

JMB MORTGAGE PARTNERS, LTD. - II
                                            (A LIMITED PARTNERSHIP)

                                     STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                  1996            1995
                                                                               ----------     -----------

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .    $    --              --
                                                                               ==========      ==========

  Non-cash investing and financing activities:
    Balance due on mortgage note receivable . . . . . . . . . . . . . . . .    $    --            702,100
    Deferred interest receivable. . . . . . . . . . . . . . . . . . . . . .         --             85,044
    Provision for loan loss . . . . . . . . . . . . . . . . . . . . . . . .         --           (116,000)
    Capitalized costs . . . . . . . . . . . . . . . . . . . . . . . . . . .         --                776
                                                                               ----------      ----------

          Initial investment in unconsolidated venture, at equity . . . . .    $    --            671,920
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

     The property was classified as held for sale as of July 1, 1996 and therefore has not been subject to continued depreciation as of that date. The accompanying financial statements include ($26,187) and $38,003 of operations of unconsolidated venture for the nine months ended September 30, 1996 and 1995, respectively. Such asset had a net carrying value of $653,289 and $679,539 at September 30, 1996 and December 31, 1995,
respectively.

     In October 1996, the venture finalized a contract with a potential purchaser for the sale of this property. The sale of the property is subject to the closing of the transaction including satisfaction of certain closing conditions. If the transaction is consummated under the current proposed terms, the venture would recognize a loss for Federal income tax reporting purposes and a loss of approximately $775,000 for financial reporting purposes. Accordingly, as a matter of prudent accounting practice, the venture has recognized this amount as a $775,000 provision for value impairment at September 30, 1996, of which $54,250 has been allocated to the Partnership. There can be no assurance, however, that the final sale agreement will not differ materially from the present agreement, or that the sale of the property will be consummated on any terms.


UNCONSOLIDATED VENTURE - SUMMARY INFORMATION

     Summary income statement information for JMB/Spring Hill Associates for the nine months ended September 30, 1996 and 1995 is as follows:

                                             1996           1995
                                          ---------      ---------
     Total revenues . . . . . . . . .     $ 888,304      1,101,684
                                          =========      =========
     Net earnings (loss). . . . . . .     $(374,089)       542,905
                                          =========      =========
     Partnership's share
       of earnings (loss) . . . . . .     $ (26,187)        38,003
                                          =========      =========


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

     The decrease in Partnership's share of operations of unconsolidated venture for the three and nine months ended September 30, 1996 as compared to the year-earlier periods is attributable primarily to the Spring Hill joint venture's recording of a $775,000 value impairment provision for the Spring Hill Fashion Center at September 30, 1996.



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

              3-C.   Acknowledgement of rights and duties of the General
Partners of the Partnership between AGPP Associates, L.P. (a successor Associated General Partner of the Partnership) and JMB Realty Corporation as of December 31, 1995 is filed herewith.

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


