Form 10-K405
period 1996-12-31
JMB MORTGAGE PARTNERS LTD II
filed 1997-03-27
CIK 730206

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For the fiscal year
ended December 31, 1996                  Commission file number 0-16252


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





                           TABLE OF CONTENTS



                                                         Page
                                                         ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . .   4

Item 3.      Legal. . . . . . . . . . . . . . . . . . . .   5

Item 4.      Submission of Matters to a Vote
             of Security Holders. . . . . . . . . . . . .   5


PART II

Item 5.      Market for the Partnership's Limited
             Partnership Interests and Related
             Security Holder Matters. . . . . . . . . . .   5

Item 6.      Selected Financial Data. . . . . . . . . . .   6

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . .   8

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  11

Item 9.      Changes in and Disagreements
             with Accountants on Accounting and
             Financial Disclosure . . . . . . . . . . . .  28


PART III

Item 10.     Directors and Executive Officers
             of the Partnership . . . . . . . . . . . . .  28

Item 11.     Executive Compensation . . . . . . . . . . .  31

Item 12.     Security Ownership of
             Certain Beneficial Owners
             and Management . . . . . . . . . . . . . . .  32

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  33


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . .  33


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . .  35










                                   i




                                PART I


ITEM 1.  BUSINESS

     Unless otherwise indicated, all references to "Notes" are to Notes to Financial Statements contained in this annual report. Capitalized terms used herein, but not defined, have the same meanings as used in the Notes.

     The registrant, JMB Mortgage Partners, Ltd. - II (the "Partnership"), was a limited partnership formed in 1983 and governed by the Revised Uniform Limited Partnership Act of the State of Illinois to make first mortgage loans and senior land purchase-leasebacks/leasehold mortgage loans and, to a lesser extent, wrap-around and junior mortgage loans and land purchase-leaseback arrangements on a subordinated basis. On January 31, 1984, the Partnership commenced an offering of $50,000,000 (subject to increase by up to $50,000,000) in Limited Partnership interests (the "Interests") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration No. 2-87086). A total of approximately 22,585.5 Interests were sold to the public at an offering price of $1,000 per Interest before certain discounts for volume purchases (fractional interests are due to a Distribution Reinvestment Program). The holders of 7,330.5 Interests were admitted to the Partnership during the fiscal year ended October 31, 1984; the holders of 15,255 Interests were admitted to the Partnership during the fiscal year ended October 31, 1985. The offering of Interests terminated on April 30, 1985. No Limited Partner made any additional capital contribution after such date. The Limited Partners of the Partnership shared in their portion of the benefits of ownership of the Partnership's mortgage investments according to the number of Interests held.

     The Partnership was engaged solely in the business of investing in real estate, such as residential garden apartment complexes and smaller commercial properties, through participating first mortgage loans and certain other mortgage investments. The Partnership's investments were located throughout the nation and it had no investments located outside the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality was not applicable and would not have been material to an understanding of the Partnership's business taken as a whole. The Partnership made a final liquidating distribution to its holders of Interests and terminated its operations and dissolved effective December 31, 1996. At repayment or maturity of a particular mortgage investment or at sale of a particular property acquired as a result of a non-performing loan, the net proceeds, if any, were generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. (Reference is also made to Item 7.)

     The Partnership made real estate investments set forth in the following table:







NAME, TYPE OF PROPERTY                     DATE OF         SALE OR
    AND LOCATION                SIZE      PURCHASE     DISPOSITION DATE          TYPE OF OWNERSHIP
----------------------       ----------   --------     -----------------         ---------------------
1. 1550 Spring Road
    Office Building
    DuPage County,
    Illinois . . . . . .       24,000      7-27-84          6-2-92               Participating first
                               sq.ft.                                            mortgage loan
2. The Plaza at
    Shelter Cove
    shopping center
    Hilton Head Island,
    South Carolina . . .       85,500.     11-7-85          4-28-95              Participating first
                               sq.ft.                                            mortgage loan (a)
3. Valley Lo Towers
    apartment complex
    Glenview,
    Illinois. . . . . .       118 units    4-15-86          7-2-93               Participating first
                                                                                 mortgage loan (b)
4. Spring Hill
    Fashion Corner
    shopping center
    West Dundee,
    Illinois . . . . . .       125,000     2-18-86         11-13-96              Participating first
                               sq.ft.                                            mortgage loan (c)

---------------

     (a)   Reference is made to the Notes for a description of the prepayment of this loan in 1995.

     (b)   Reference is made to the Notes for a description of the prepayment of this loan in 1993.

     (c)   Reference is made to the Notes for a description of the events resulting in the Partnership obtaining legal title to this property in May 1995 and the sale of such property in November 1996.





     The Partnership's commitments for these mortgage investments were made in fiscal years 1984, 1985 and 1986. The Partnership's funding of a participating first mortgage loan secured by the 1550 Spring Road Office Building in DuPage County, Illinois and a description of the events resulting in the Partnership ultimately obtaining legal title to and selling this property in June 1992 is described in the Notes. The Partnership's funding of a participating first mortgage loan secured by the Plaza at Shelter Cover shopping center in Hilton Head Island, South Carolina and the borrower's prepayment of this loan on April 28, 1995 is described in the Notes. The Partnership's funding of a participating first mortgage loan secured by the Valley Lo Towers apartment complex in Glenview, Illinois and a description of the prepayment of this loan in 1993 is described in the Notes. The Partnership's funding of a participating first mortgage loan secured by the Spring Hill Fashion Corner shopping center in West Dundee, Illinois and the subsequent acquisition of title and disposition of this property in November 1996 by the Partnership and its participating affiliated lenders is described in the Notes.

     The properties securing the Partnership's former mortgage investments were subject to competition from similar types of properties (including in certain areas, properties owned by affiliates of the General Partners) in the respective vicinities in which they are located. Such competition was generally for the retention of existing tenants and for securing new tenants due to significant vacancies which were present in the local market. Approximate occupancy levels for the property owned in 1996 are set forth in the table in Item 2 below to which reference is hereby made.

     On November 13, 1996, the Partnership through JMB/Spring Hill Associates, sold the Spring Hill Fashion Corner which was the last remaining investment property of the Partnership. Reference is made to
Item 7 below and to the Notes for a further description of such transaction.

     The terms of transactions between the Partnership, the General Partners and their affiliates are set forth in Item 11 below to which reference is made for a description of such terms and transactions.







ITEM 2.  PROPERTIES

     The Partnership had made real estate investments in the four properties referred to under Item 1.  Reference is made to Item 1 and to the Notes for a description of such investments.

     The following is a listing of the principal business or occupation carried on in and approximate occupancy levels by quarter during fiscal years 1996 and 1995 for the Partnership's owned or reflected as owned investment property during 1996:

                                                             1995                      1996
                                                   ------------------------- -------------------------
                               Principal             At    At     At     At    At     At    At     At
                               Business             3/31  6/30   9/30  12/31  3/31   6/30  9/30  12/31
                               ----------           ----  ----   ----  -----  ----   ---- -----  -----
Spring Hill
  Fashion Corner
  shopping center
  West Dundee,
  Illinois. . . . . . . . . .  Retail               94%*   94%    92%    75%   67%    93%   95%    N/A

----------

     An "N/A" indicates that the property was not owned by the Partnership at the end of the quarter.

     *  Reference is made to the Notes for a discussion of the presentation of this property as owned at March 31,
1995 although title did not transfer to a venture jointly owned by the Partnership pursuant to a deed in lieu of foreclosure until May 1995.






ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any pending material legal proceedings.



ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 1996 and 1995.



                                PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     Immediately prior to the dissolution of the Partnership, there were 4,604 record holders of Interests in the Partnership. On December 31, 1996, the Partnership made a liquidating distribution and subsequently terminated its operations and dissolved effective December 31, 1996. There had been no public market for Interests and it had not been anticipated that a public market for Interests would develop. Upon request, the Corporate General Partner provided information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price paid for the Interests, as well as any other economic aspects of the transaction, was subject to negotiation by the investor.

     Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners.










ITEM 6.  SELECTED FINANCIAL DATA
                                      JMB MORTGAGE PARTNERS, LTD. - II
                                           (A LIMITED PARTNERSHIP)

            YEARS ENDED DECEMBER 31, 1996 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION),
                           AND YEARS ENDED DECEMBER 31, 1995, 1994, 1993 AND 1992
                                (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                               1996          1995            1994        1993          1992
                          ------------- -------------   -----------  ------------  ------------
Total income. . . . . . .  $    108,546       552,394     1,069,773     5,199,090     2,496,001
                           ============  ============   ===========   ===========   ===========
Operating earnings
 (loss) . . . . . . . . .  $   (185,850)      340,943       515,749     4,966,275     2,248,372
Partnership's share
 of operations of
 unconsolidated
 venture. . . . . . . . .       (10,519)       46,056         --            --            --
                           ------------  ------------   -----------   -----------   -----------
Net operating
 earnings (loss). . . . .      (196,369)      386,999       515,749     4,966,275     2,248,372
Gain on sale or
 Partnership's share
 of gain on sale
 of property. . . . . . .           206         --             --            --         358,035
                           ------------  ------------   -----------   -----------   -----------
     Net earnings
      (loss). . . . . . .  $   (196,163)      386,999       515,749     4,966,275     2,606,407
                           ============  ============   ===========   ===========   ===========
Net earnings (loss)
 per limited partner-
 ship interest (b):
  Net operating
   earnings (loss). . . .  $       9.64          4.18         --           183.03         93.97
  Gain on sale or
   Partnership's share
   of gain on sale of
   property . . . . . . .           .01         --            --             --           15.69
                           ------------  ------------   -----------   -----------   -----------
     Net earnings
      (loss) per
      interest. . . . . .  $       9.65          4.18         --           183.03        109.66
                           ============  ============   ===========   ===========   ===========
Total assets. . . . . . .  $  1,551,967     2,077,801    10,972,574    12,140,622    20,207,152
                           ============  ============   ===========   ===========   ===========
Cash distributions
  per Interest (c). . . .  $      35.00        398.00         41.00        541.50        125.00
                           ============  ============   ===========   ===========   ===========





----------

      (a) The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

      (b) The net earnings (loss) per Interest is based upon the number of Interests outstanding at the end of each period (22,590.5) and the specified profit and loss allocations (as discussed in the Notes) between the Limited and General Partners.

      (c) Cash distributions from the Partnership were generally not equal to Partnership's income for financial reporting or (loss) Federal income tax purposes. Each partner's taxable income (loss) from the Partnership in each year was equal to his allocable share of the taxable income of the Partnership, without regard to the cash generated or distributed by the Partnership. Accordingly, cash distributions to the Limited Partners since the inception of the Partnership have not resulted in taxable income (loss) to such Limited Partners and have therefore represented a return of capital.






ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     As a result of the public offering of Interests as described in Item 1, the Partnership had approximately $19,300,000 (after deducting selling expenses and other offering costs) with which to make investments in real estate primarily through participating first mortgage loans, to pay for legal fees and other costs related to such investments and for working capital. A portion of such proceeds was utilized to make the mortgage investments described in Item 1 above.

     During the second quarter of 1996, some of the Limited Partners in the Partnership received from an unaffiliated third party an unsolicited tender offer to purchase up to 1,006 Interests in the Partnership at $35 per Interest. The Partnership recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. In June such offer expired with approximately 56 Interests being purchased by such unaffiliated third party pursuant to such offer. The board of directors of JMB Realty Corporation ("JMB"), the corporate general partner of the Partnership, had established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee had retained independent counsel to advise it in connection with any potential tender offers for Interests and had retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

     In connection with the liquidation and termination of the Partnership, the Corporate General Partner intended to cause the formation of a liquidating trust on or before December 31, 1996, in which all of the Partnership's remaining assets, subject to liabilities, would have been transferred. The initial trustees of the liquidating trust were expected to be individuals who are officers of the Corporate General Partner. The formation of a liquidating trust was determined to be unnecessary.

     In October 1996, JMB/Spring Hill Associates (the "venture") finalized a contract for the sale of the Spring Hill Fashion Corner. On November 13, 1996, the venture sold the property to an unaffiliated third party for $9,200,000, all of which was received (less closing costs) in cash at closing. As a result of the sale, the venture recognized a loss for Federal income tax reporting purposes of approximately $1,030,000. As the sale per the contract was estimated to result in a loss of approximately $775,000 for financial reporting purposes, as a matter of prudent accounting practice, the venture recognized a $775,000 provision for value impairment at September 30, 1996, of which $54,250 was allocated to the Partnership. When the sale of the property was completed in November 1996, the venture, after the effect of the September 1996 provision for value impairment, recognized a gain of approximately $3,000 for financial reporting purposes, of which approximately $200 was allocated to the Partnership.

     The Spring Hill Fashion Corner was the remaining investment property of the Partnership. The Partnership made the final liquidating distribution of $1,551,967 to the Holders of Interests and terminated its affairs as of December 31, 1996.

RESULTS OF OPERATIONS

     Reference is made to the Notes for a description of the participating first mortgage loans funded by the Partnership.

     The increase in cash and cash equivalents at December 31, 1996 as compared to December 31, 1995 is attributable primarily to the Partnership's retention of its share of the net proceeds from the sale of the Spring Hill Fashion Corner for the final liquidating distribution to the Holders of Interests as discussed above.




     The decrease in investment in unconsolidated venture, at equity and Partnership's share of operations of unconsolidated venture and the increase in the Partnership's share of gain on sale of property at December 31, 1996 as compared to December 31, 1995 and for the year ended December 31, 1996 as compared to the years ended December 31, 1995 and 1994, respectively, is attributable to the Partnership's sale, through its unconsolidated joint venture, of the Spring Hill Fashion Corner in November 1996. An additional decrease in the Partnership's share of operations of unconsolidated venture for 1996 is due to the Partnership's share of JMB/Spring Hill Associates' $775,000 provision for value impairment in September 1996 due to the contract for the November 1996 sale of the property.

     Interest income decreased approximately $445,000 for the year ended December 31, 1996 as compared to December 31, 1995 primarily as a result of the April 1995 prepayment of the loan secured by the Plaza at Shelter Cove shopping center. Interest income decreased approximately $595,000 in 1995 as compared to 1994 as a result of the April 1995 prepayment of the loan secured by the Plaza at Shelter Cove shopping center and the suspension of the simple accrued interest on the loan secured by the Plaza at Shelter Cove shopping center during May 1994. Interest income decreased approximately $75,000 for 1995 as compared to 1994 as a result of the recording as an investment in unconsolidated venture, at equity, effective January 1, 1995 of the mortgage loan secured by the Spring Hill Fashion Corner. The 1995 repayment of the remaining principal balance of the promissory note received in connection with the 1993 prepayment of the mortgage loan secured by the Valley Lo Towers Apartments resulted in a decrease of approximately $50,000 in interest income for 1995 as compared to 1994.

     Mortgage investment servicing fees decreased in 1996 and 1995 as compared to 1994 as a result of (i) the prepayment of the loan secured by the Plaza at Shelter Cove shopping center in April 1995, (ii) the prepayment of the promissory note received in connection with the prepayment of the loan secured by the Valley Lo Towers Apartments, and
(iii) the obtaining of legal title to the Spring Hill Fashion Center in May
1995.

     The increase in general and administrative expenses for 1996 as compared to 1995 is primarily attributable to the timing of recognition of costs for certain outsourcing services and printing costs in 1996 and to costs incidental to the termination of the Partnership. The increase in general and administrative expenses in 1995 as compared to 1994 is attributable primarily to an increase in reimbursable costs to affiliates of the General Partners in 1995 and the recognition of certain additional prior year reimbursable costs to such affiliates.

     Reference is made to the Notes regarding the provision for loan loss made in 1994 on the loan secured by the Spring Hill Fashion Corner. Reference is made to the Notes regarding the provision for loan loss made in 1994 on the loan secured by the Plaza at Shelter Cove shopping center.

     Distributions made to General Partners in 1994 include payments of $256,219 of previously deferred net cash flow distributions and $401,738 of repayment proceeds. Distributions made to Limited and General Partners in 1995 include distributions totaling $390 per Interest (including the General Partners' 3% share) from the April 1995 prepayment of the loan secured by the Plaza at Shelter Cover shopping center and the March 1995 prepayment of the remaining principal balance of the promissory note received in connection with the 1993 prepayment of the loan secured by the Valley Lo Towers Apartments. Distributions to the Limited and General Partners in 1996 (prior to the final liquidating distribution) represent the Limited and General Partner's share of certain previously undistributed cash flow from operations and the Limited Partners' share of a portion of the general reserve of the Partnership which was deemed not necessary to be retained for future operations. The General Partners were required to contribute $587,378 to the Partnership upon dissolution and termination of the Partnership, such amount representing repayment of excess distributions of sale and repayment proceeds received by the General Partners over amounts to which they were entitled. In addition, the General Partners contributed $65,712 of interest to the Partnership as a result of such excess distributions.

INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.





ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   JMB MORTGAGE PARTNERS, LTD. - II
                        (A LIMITED PARTNERSHIP)

                                 INDEX


Independent Auditors' Report

Balance Sheets, December 31, 1996 (Immediately prior to final liquidating distribution) and 1995

Statements of Operations, year ended December 31, 1996
  (Immediately prior to final liquidating distribution) and years ended December 31, 1995 and 1994

Statements of Partners' Capital Accounts (Deficits), year ended December 31, 1996 (Immediately prior to final liquidating distribution) and years ended
  December 31, 1995 and 1994

Statements of Cash Flows, year ended December 31, 1996
  (Immediately prior to final liquidating distribution) and years ended December 31, 1995 and 1994

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JMB Mortgage Partners, Ltd. - II at December 31, 1996 (Immediately prior to the final liquidating distribution) and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

     As discussed in the Notes to the financial statements, in 1996, the Partnership and its unconsolidated venture changed their method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.








                                   KPMG PEAT MARWICK LLP



Chicago, Illinois
March 17, 1997






                                      JMB MORTGAGE PARTNERS, LTD. - II
                                           (A LIMITED PARTNERSHIP)

                                               BALANCE SHEETS

                  DECEMBER 31, 1996 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
                                            AND DECEMBER 31, 1995

                                                   ASSETS
                                                   ------
                                                                            1996              1995
                                                                        ------------      -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .   $  1,551,967        1,391,904
  Interest and other receivables. . . . . . . . . . . . . . . . . . .          --               6,421
                                                                        ------------      -----------
          Total current assets. . . . . . . . . . . . . . . . . . . .      1,551,967        1,398,325
                                                                        ------------      -----------
Investment in unconsolidated venture,
  at equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --             679,476
                                                                        ------------      -----------
                                                                        $  1,551,967        2,077,801
                                                                        ============      ===========






                                      JMB MORTGAGE PARTNERS, LTD. - II
                                           (A LIMITED PARTNERSHIP)

                                         BALANCE SHEETS - CONTINUED


                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                            1996              1995
                                                                        ------------      -----------
Current liabilities:
  Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . .   $      --              11,144
                                                                        ------------      -----------
          Total current liabilities . . . . . . . . . . . . . . . . .          --              11,144
                                                                        ------------      -----------
Commitments and contingencies

Partners' capital accounts (deficits)
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .        588,378            1,000
    Cumulative net earnings . . . . . . . . . . . . . . . . . . . . .      1,459,678        1,873,934
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .     (2,048,056)      (1,932,819)
                                                                        ------------      -----------
                                                                               --             (57,885)
                                                                        ------------      -----------
  Limited partners (22,590.5 interests):
    Capital contributions, net of offering costs. . . . . . . . . . .     19,272,546       19,272,546
    Cumulative net earnings . . . . . . . . . . . . . . . . . . . . .     20,224,926       20,006,833
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .    (37,945,505)     (37,154,837)
                                                                        ------------      -----------
                                                                           1,551,967        2,124,542
                                                                        ------------      -----------
          Total partners' capital accounts. . . . . . . . . . . . . .      1,551,967        2,066,657
                                                                        ------------      -----------

                                                                        $  1,551,967        2,077,801
                                                                        ============      ===========










                               See accompanying notes to financial statements.




JMB MORTGAGE PARTNERS, LTD. - II
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS

             YEAR ENDED DECEMBER 31, 1996 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
                                 AND YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                           1996             1995            1994
                                                       ------------     ------------    ------------
Income:
  Interest income . . . . . . . . . . . . . . . . .     $   108,546          552,394       1,069,773
                                                        -----------      -----------     -----------
                                                            108,546          552,394       1,069,773
                                                        -----------      -----------     -----------
Expenses:
  Mortgage investment servicing fees. . . . . . . .           --               6,680          21,899
  Professional services . . . . . . . . . . . . . .          72,940           55,540          53,260
  Amortization of deferred costs. . . . . . . . . .           --               9,909          11,603
  General and administrative. . . . . . . . . . . .         221,456          139,322          91,262
  Provisions for loan losses. . . . . . . . . . . .           --               --            376,000
                                                        -----------      -----------     -----------
                                                            294,396          211,451         554,024
                                                        -----------      -----------     -----------

          Operating earnings (loss) . . . . . . . .        (185,850)         340,943         515,749

Partnership's share of operations of
  unconsolidated venture. . . . . . . . . . . . . .         (10,519)          46,056           --
                                                        -----------      -----------     -----------
          Net operating earnings (loss) . . . . . .        (196,369)         386,999         515,749
                                                        -----------      -----------     -----------
Partnership's share of gain on sale of
  property by unconsolidated venture. . . . . . . .             206            --              --
                                                        -----------      -----------     -----------
          Net earnings (loss) . . . . . . . . . . .     $  (196,163)         386,999         515,749
                                                        ===========      ===========     ===========
Net earnings (loss) per limited
  partnership interest:
    Net operating earnings (loss) . . . . . . . . .     $      9.64             4.18           --
    Partnership's share of gain on sale of
      property by unconsolidated venture. . . . . .             .01            --              --
                                                        -----------      -----------     -----------
    Net earnings (loss)                                 $      9.65             4.18           --
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




                                        JMB MORTGAGE PARTNERS, LTD. - II
                                             (A LIMITED PARTNERSHIP)

                               STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

               YEAR ENDED DECEMBER 31, 1996 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
                                   AND YEARS ENDED DECEMBER 31, 1995 AND 1994

                                 GENERAL PARTNERS                            LIMITED PARTNERS (22,590.5 INTERESTS)
               --------------------------------------------------    ---------------------------------------------------
                                                                 CONTRI-
                                                                 BUTIONS,
                          NET                                    NET OF         NET
             CONTRI-    EARNINGS      CASH                      OFFERING     EARNINGS      CASH
             BUTIONS     (LOSS)   DISTRIBUTIONS      TOTAL       COSTS        (LOSS)   DISTRIBUTIONS    TOTAL
             -------   ---------  -------------    ---------  -----------   ---------- ------------- ----------
Balance
 at Decem-
 ber 31,
 1993 . . .   $1,000   1,065,621      (924,670)     141,951   19,272,546    19,912,398  (27,237,609) 11,947,335

Net earnings
 (loss) . .     --       515,749         --         515,749        --             --          --          --
Cash distri-
 butions
 ($41.00
 per limited
 partnership
 interest).     --          --        (715,585)    (715,585)       --             --       (926,210)   (926,210)
            --------   ---------    -----------    --------   ----------    ----------  -----------  ----------

Balance
 at Decem-
 ber 31,
 1994 . . .    1,000   1,581,370    (1,640,255)     (57,885)  19,272,546    19,912,398  (28,163,819) 11,021,125

Net earnings
 (loss) . .     --       292,564         --         292,564        --           94,435        --         94,435
Cash distri-
 butions
 ($398.00
 per limited
 partnership
 interest).     --         --         (292,564)    (292,564)       --            --      (8,991,018) (8,991,018)
              ------   ---------    -----------    --------   ----------    ----------  -----------  ----------




                                        JMB MORTGAGE PARTNERS, LTD. - II
                                             (A LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED



                                 GENERAL PARTNERS                            LIMITED PARTNERS (22,590.5 INTERESTS)
               -------------------------------------------------   ----------------------------------------------------
                                                                 CONTRI-
                                                                 BUTIONS,
                          NET                                    NET OF         NET
             CONTRI-    EARNINGS      CASH                      OFFERING     EARNINGS      CASH
             BUTIONS     (LOSS)   DISTRIBUTIONS      TOTAL       COSTS        (LOSS)   DISTRIBUTIONS    TOTAL
             -------   ---------  -------------    ---------  -----------   ---------- ------------- ----------
Balance
 at Decem-
 ber 31,
 1995 . . .    1,000   1,873,934    (1,932,819)     (57,885)  19,272,546    20,006,833  (37,154,837)  2,124,542

Capital con-
 tributions  587,378       --            --         587,378        --            --           --          --
Net earnings
 (loss) . .     --      (414,256)        --        (414,256)       --          218,093        --        218,093
Cash distri-
 butions
 ($35.00
 per limited
 partnership
 interest).     --         --         (115,237)    (115,237)       --            --        (790,668)   (790,668)
            --------   ---------    -----------    --------   ----------    ----------  -----------  ----------
Balance
 at Decem-
 ber 31,
 1996 . . . $588,378   1,459,678    (2,048,056)       --      19,272,546    20,224,926  (37,945,505)  1,551,967
            ========   =========    ===========    ========   ==========    ==========  ===========  ==========












                                 See accompanying notes to financial statements.




                                        JMB MORTGAGE PARTNERS, LTD. - II
                                             (A LIMITED PARTNERSHIP)

                                            STATEMENTS OF CASH FLOWS

               YEAR ENDED DECEMBER 31, 1996 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
                                   AND YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                            1996            1995             1994
                                                        -----------      -----------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . .    $   (196,163)         386,999         515,749
  Items not requiring (providing) cash
   or cash equivalents:
    Amortization of deferred costs. . . . . . . . .           --               9,909          11,603
    Provisions for loan losses. . . . . . . . . . .           --               --            376,000
    Partnership's share of operations and gain
     on sale of unconsolidated venture,
     net of distributions . . . . . . . . . . . . .          10,313           (7,556)          --
  Changes in:
   Interest and other receivables . . . . . . . . .           6,421           92,210          63,457
   Amount due from affiliate. . . . . . . . . . . .           --              35,000         (35,000)
   Deferred interest receivable . . . . . . . . . .           --           1,481,618         (74,545)
   Accounts payable . . . . . . . . . . . . . . . .         (11,144)           1,810         (42,002)
                                                        -----------      -----------     -----------
          Net cash provided by (used in)
            operating activities. . . . . . . . . .        (190,573)       1,999,990         815,262
                                                        -----------      -----------     -----------
Cash flows from investing activities:
  Net sales and maturities
    of short-term investments . . . . . . . . . . .           --               --          1,321,102
  Prepayments of first mortgage loans . . . . . . .           --           6,643,000           --
  Distributions from unconsolidated venture . . . .         669,163            --              --
  Collection of principal on promissory
    note received in connection with
    mortgage loan prepayment. . . . . . . . . . . .           --             963,454         281,370
  Costs in conjunction with investment in
    unconsolidated venture. . . . . . . . . . . . .           --                (776)          --
                                                        -----------      -----------     -----------
          Net cash provided by (used in)
            investing activities. . . . . . . . . .         669,163        7,605,678       1,602,472
                                                        -----------      -----------     -----------
Cash flows from financing activities:
  Contributions from general partners . . . . . . .         587,378            --              --
  Distributions to limited partners . . . . . . . .        (790,668)      (8,991,018)       (926,210)
  Distributions to general partners . . . . . . . .        (115,237)        (292,564)       (715,585)
                                                        -----------      -----------     -----------




                                        JMB MORTGAGE PARTNERS, LTD. - II
                                             (A LIMITED PARTNERSHIP)

                                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                            1996            1995             1994
                                                        -----------      -----------     -----------
          Net cash provided by (used in)
            financing activities. . . . . . . . . .        (318,527)      (9,283,582)     (1,641,795)
                                                        -----------      -----------     -----------
          Net increase (decrease) in cash
            and cash equivalents. . . . . . . . . .         160,063          322,086         775,939
          Cash and equivalents,
            beginning of year . . . . . . . . . . .       1,391,904        1,069,818         293,879
                                                        -----------      -----------     -----------
          Cash and cash equivalents,
            end of year . . . . . . . . . . . . . .     $ 1,551,967        1,391,904       1,069,818
                                                        ===========      ===========     ===========
Supplemental disclosure of cash flow
 information:
   Cash paid for mortgage and other interest  . . .     $     --               --              --
                                                        ===========      ===========     ===========
   Non-cash investing and financing activities:
    Balance due on mortgage note receivable . . . .     $     --             702,100           --
    Deferred interest receivable. . . . . . . . . .           --              85,044           --
    Provision for loan loss . . . . . . . . . . . .           --            (116,000)          --
    Capitalized costs . . . . . . . . . . . . . . .           --                 776           --
                                                        -----------      -----------     -----------
          Initial investment in unconsolidated
            venture, at equity. . . . . . . . . . .     $     --             671,920           --
                                                        ===========      ===========     ===========
















                                 See accompanying notes to financial statements.




                   JMB MORTGAGE PARTNERS, LTD. - II
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                     YEAR ENDED DECEMBER 31, 1996
         (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
              AND YEARS ENDED DECEMBER 31, 1995 AND 1994


OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership held (through a joint venture) an equity investment in commercial real estate in the state of Illinois. Business activities consisted of rentals to a variety of commercial and retail companies, and the ultimate sale or disposition of such real estate.

     For financial reporting purposes, effective January 1, 1995, the mortgage loan secured by the Spring Hill Fashion Corner was determined to have been in-substance foreclosed and was reclassified as an investment in a joint venture on the equity method at its estimated fair value. In early May 1995, the lenders (including the Partnership) obtained legal title to the property. Accordingly, the accompanying financial statements for the years ended December 31, 1996 (immediately prior to final liquidating distribution) and 1995 do not include the accounts of the JMB/Spring Hill Associates ("Spring Hill") venture.

     The Partnership's records were maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP"). Such GAAP adjustments were not recorded on the records of the Partnership. The effect of these items for the years ended December 31, 1996 (Immediately prior to final liquidating distribution) and 1995 is summarized as follows:







                                                   1996                              1995
                                                  -------------------------------------------------------------
                                                         TAX BASIS                         TAX BASIS
                                       GAAP BASIS       (Unaudited)       GAAP BASIS      (Unaudited)
                                      ------------      -----------      ------------     -----------
Total assets. . . . . . . . . . . .    $ 1,551,967        1,551,967        2,077,801       5,407,915
Partners' capital
 accounts (deficits):
  General Partners. . . . . . . . .          --               --             (57,885)          --
  Limited Partners. . . . . . . . .      1,551,967        1,551,967        2,124,542       5,398,345
Net earnings (loss):
  General Partners. . . . . . . . .       (414,256)         (23,818)         292,564         292,564
  Limited Partners. . . . . . . . .        218,093         (199,124)          94,435        (503,278)
Net earnings (loss) per
 limited partnership
 interest . . . . . . . . . . . . .           9.65            (8.81)             4.18         (22.28)
                                       ============     ===========      ===========     ===========







     The net earnings (loss) per limited partnership interest ("Interest") was based upon the number of Interests outstanding at the end of each period (22,590.5). Net profits of the Partnership were allocated to the General Partners in an amount equal to the greater of 1% of net profits or the amount of net cash distributions to the General Partners, with the remaining net profits allocated to the Limited Partners. The General Partners were entitled to certain cash flow distributions that had been previously deferred. For financial reporting purposes, distributions to the General Partners exceeded net profits of the Partnership for 1994 and, thus, for financial reporting purposes, 100% of the Partnership's net profits for 1994 were allocated to the General Partners. The General Partners were allocated approximately $293,000 of the Partnership's net profits for 1995, primarily as a result of receiving distributions from repayment proceeds of approximately $273,000 during 1995, with the Limited Partners being allocated the remainder of net profits for 1995. During 1996, primarily due to the contributions totaling $653,090 by the General Partners to the Partnership as discussed below, the General Partners were allocated a loss for financial reporting purposes of $414,256. Such allocations in 1996, 1995 and 1994 had no effect on total Partnership assets or net profits. Also, because net earnings were computed immediately prior to dissolution, Holders of Interests may have, on dissolution, an additional capital gain or loss depending on the Holders' basis for Federal income tax purposes.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may have differed from these estimates.

     Certain amounts in the 1994 and 1995 financial statements have been reclassified to conform to the 1996 presentation.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from its unconsolidated venture were considered cash flow from operating activities to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership recorded amounts held in U.S. Government obligations at cost, which approximated market. For the purposes of these statements, the Partnership's policy was to consider all such amounts held with original maturities of three months or less (none and $1,291,904 at December 31, 1996 and 1995, respectively) as cash equivalents, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

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





     No provision for state or Federal income taxes had been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law to remit directly to the taxing authorities amounts representing withholding from distributions paid to partners.

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

     In order to facilitate the borrower's condominium conversion, the Partnership reached an agreement with the borrower regarding a prepayment of the first mortgage loan. In July 1993, the Partnership received an initial loan payoff totaling $11,600,000 from the borrower. The remaining $1,575,000 of the total prepayment amount of $13,175,000 was represented by a modified original secured promissory note, which bore interest (payable monthly in arrears) at 6% per year on the unpaid principal balance, and which was prepayable (without penalty) in whole or in part at any time prior to the loan maturity date of April 15, 1996. The Partnership received principal payments totaling $330,176 in 1993 and $281,370 in 1994, thereby reducing the outstanding principal balance of the promissory note to $963,454, which balance was prepaid in full in March 1995 (together with all interest due). For financial reporting purposes, the total prepayment amount of $13,175,000 consisted of the prepayment of the first mortgage loan of $8,500,000 (replaced by the above-mentioned modified promissory note of $1,575,000), simple accrued interest on the first mortgage loan of $1,427,419, and the recognition in 1993 of the total participation interest on the first mortgage loan of $3,247,581.





     SPRING HILL FASHION CORNER, WEST DUNDEE, ILLINOIS

     In February 1986, the Partnership committed to participate in the funding of a participating first mortgage loan in the maximum amount of $11,000,000, secured by the Spring Hill Fashion Corner shopping center located in West Dundee, Illinois. The total amount funded under this loan was $10,030,000 (of which the Partnership's share was $702,100 (7.0%)). The other two participating lenders were JMB Mortgage Partners, Ltd. and JMB Mortgage Partners, Ltd. - III, both of which were or are affiliates of the General Partners of the Partnership. As additional security for the first mortgage loan, the borrower delivered to the lenders, in January 1988, two $250,000 irrevocable and unconditional letters of credit (which were to expire December 31, 1994 and January 15, 1995, respectively), upon which the lenders could draw in the event a default occurred under the loan. The aforementioned letters of credit had been subject to yearly renewal if certain specified net operating income levels at the property were not achieved by the borrower.

     Due to the uncertainty of the realization of the simple accrued interest recognized through November 30, 1991 (approximately $104,000) and the principal balance of the loan ($702,100), the Partnership, as a matter of prudent accounting practice and to reflect the estimated fair value of the collateral, had, for financial reporting purposes, suspended the accrual of the simple accrued interest (which was payable at maturity) effective December 1, 1991 and made provisions for loan loss of $60,000 in 1992, $37,000 in 1993 and $19,000 in 1994, bringing the total provision for loan loss on this loan to $116,000, which was reflected in the accompanying financial statements for December 31, 1994.

     The borrower defaulted in its scheduled basic interest payments due under this loan during the fourth quarter of 1994. Consequently, the lenders (including the Partnership) drew on the above-mentioned letters of credit totaling $500,000 in late December 1994. An affiliate of the lenders took control of the property's funds in January 1995 and was managing the property under an agreement which provided for a maximum fee equal to 6% of the property's gross receipts (such fee including compensation for leasing activity). In early May 1995, the lenders obtained legal title to the property pursuant to a deed in lieu of foreclosure. Effective as of the management takeover date (January 1, 1995), the Partnership considered the mortgage loan to be in-substance foreclosed and accounted for its investment as an investment in a joint venture on the equity method. For financial reporting purposes, the Partnership did not recognize any gain or loss from this transaction as a result of the Partnership's previously recorded provisions for loan loss, as described above. For Federal income tax reporting purposes, the Partnership recognized a loss of approximately $135,000 in 1995 as a result of this transaction. The operations of the property provided a current return which was significantly less than the scheduled interest payments due under the original mortgage loan.

     The terms of Spring Hill's partnership agreement provided generally that contributions, distributions, cash flow, sale or refinancing proceeds and profits and losses will be distributed or allocated to the partners in their respective ownership percentages (7% to the Partnership).

     In October 1996, Spring Hill finalized a contract for the sale of this property. On November 13, 1996, the venture sold the Spring Hill Fashion Corner to an unaffiliated third party for $9,200,000, all of which was received (less closing costs) in cash at closing. As a result of the sale, the venture recognized a loss for Federal income tax reporting purposes of approximately $1,030,000. As the sale per the contract was estimated to result in a loss of approximately $775,000 for financial reporting purposes, as a matter of prudent accounting practice, the venture recognized a $775,000 provision for value impairment at September 30, 1996, of which $54,250 has been allocated to the Partnership. When the sale of the property was completed in November 1996, the venture, after the effect of the September 1996 provision for value impairment, recognized a gain of approximately $3,000 for financial reporting purposes, of which approximately $200 was allocated to the Partnership.




     Spring Hill adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. SFAS 121 requires that Spring Hill record an impairment loss on its properties to be held for investment whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. Spring Hill's policy was to consider a property to be held for sale or disposition when Spring Hill had committed to a plan to sell such property and active marketing activity had commenced or was expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" were no longer depreciated. Adjustments for impairment loss for such properties (subsequent to the date of adoption of SFAS 121) were made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell. The adoption of SFAS 121 did not have any significant effect on Spring Hill's financial position, results of operations or liquidity.

     As Spring Hill had committed to a plan to sell the property, the property was classified as held for sale as of July 1, 1996 and therefore was not subject to continued depreciation. The accompanying financial statements include a loss of $10,519 and earnings of $46,056, respectively, representing the Partnership's share of total property operating loss of $150,275 and operating earnings of $657,936 for the years ended December
31, 1996 and 1995.    The property was not reflected as owned by the
Partnership and its affiliated lenders prior to January 1, 1995 as described above.

PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits of the Partnership from operations were allocated to the General Partners in an amount equal to the greater of 1% of net profits or the amount of net cash distributions to the General Partners, with the remaining net profits allocated to the Limited Partners. Net losses from Partnership operations were allocated 90% to the Limited Partners and 10% to the General Partners.

However, during 1996, a reallocation of prior years' operating losses was made among the partners for financial reporting purposes. Such reallocation did not have an effect on total assets, total partners' capital or net earnings. Profits from the repayment or other disposition of mortgage investments were allocated first to the General Partners in an amount equal to the greater of 1% of such net profits or the cash distributions to the General Partners from the proceeds of such repayment or other disposition (as described below). The remaining profits from the repayment or other disposition of mortgage investments were allocated to the Limited Partners. Net losses from any disposition of mortgage investments were to be allocated 97% to the Limited Partners and 3% to the General Partners.

     The General Partners were required to contribute $587,378 to the Partnership upon dissolution and termination of the Partnership, such amount representing repayment of excess distributions of sale and repayment proceeds received by the General Partners as of termination over amounts which they were entitled to, as discussed below. In addition, the General Partners contributed $65,712 of interest to the Partnership as a result of such excess distributions. Distributions of "net cash flow" of the Partnership were to be made 90% to the Limited Partners and 10% to the General Partners, with one-half of such net cash flow distributable to the General Partners in the first twelve fiscal quarters following the close of the offering subordinated to the receipt by the Limited Partners of a stipulated return on their "current capital accounts" on a non-cumulative basis. Such stipulated return was not received by the Limited Partners, therefore, the General Partners received one-half of such net cash flow distributed, with the remaining amounts being deferred, as described below.

Distributions of "repayment proceeds" were to be made 97% to the Limited Partners until the Limited Partners have received repayment proceeds equal to their contributed capital plus a stipulated return thereon, with the remainder of such 97% distribution, subject to the General Partners' receipt of any deferred share of net cash flow, to be distributed 85% to the Limited Partners and 15% to the General Partners. The remaining 3% of all distributions of repayment proceeds were to be distributed to the General Partners, subject to certain limitations. Of the cumulative distributions of $37,945,505 paid to the Limited Partners (immediately prior to the final liquidating distribution), $847,964 represents an 8.5% annual return to the Limited Partners for the period during which the Limited Partners' subscription proceeds were held in escrow through April 30, 1985, $14,732,948 represents distributions of net cash flow for periods subsequent to April 30, 1985 and $22,364,593 represents distributions of proceeds from the sale of the 1550 Spring Road Office Building, the prepayment of the loan secured by the Valley Lo Towers and the prepayment of the loan secured by the Plaza at Shelter Cove shopping center. Proceeds from the sale of the Spring Hill Fashion Corner were included in the final liquidating distribution paid to the Holders of Interest on December 31, 1996. The General Partners' cumulative net distributions of $1,460,678 represented distributions of net cash flow of $1,356,368 and distributions of sale and repayment proceeds of $104,310.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, was permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses incurred and paid by the Partnership to the General Partners and their affiliates for the year ended December 31, 1996 (immediately prior to final liquidating distribution) and the years ending December 31, 1995 and 1994 were as follows:

                                                            UNPAID AT
                                                           DECEMBER 31,
                            1996       1995       1994        1996
                          --------   --------   --------   ------------
Reimbursement (at cost)
 for accounting services.  $ 5,439     29,015     35,793         --
Reimbursement (at cost)
 for portfolio manage-
 ment services. . . . . .   12,651     17,553     13,083         --
Reimbursement (at cost)
 for legal services . . .    6,061      1,165      1,863         --
Reimbursement (at cost)
 for administrative
 charges and other
 out-of-pocket expenses .   15,320     53,009        389         --
                           -------    -------    -------      -------

                           $39,471    100,742     51,128         --
                           =======    =======    =======      =======

     The above table reflects that during 1995, the Partnership recognized and paid certain 1994 administrative charges of approximately $33,590 that had not previously been reimbursed.

     The Partnership was obligated to pay (not more often than monthly) mortgage investment servicing fees to the General Partners at an annual rate of 1/4 of 1% of the maximum amount funded or to be funded by the Partnership on mortgage investments. The servicing fee was calculated from the date the Partnership first signed a letter of commitment for such mortgage investment, but was not payable until the funding of the mortgage investment. As all loans have been repaid or foreclosed, there were no unpaid fees at December 31, 1996.





     Payment of approximately $308,000 of distributions from Partnership operations to the General Partners had previously been deferred, as discussed above. Due to the terms of the Partnership Agreement, the General Partners are not entitled to these amounts upon liquidation and termination of the Partnership. All amounts previously deferred by the General Partners or their affiliates did not bear interest.

INVESTMENT IN UNCONSOLIDATED VENTURE

     Summary financial information for Spring Hill as of and for the years ended December 31, 1996 (through the date of sale) and 1995 is as follows:

                                           1996             1995
                                        ----------       ----------

Current assets. . . . . . . . . .       $    --             523,919
Current liabilities . . . . . . .            --            (162,532)
                                        ----------       ----------
      Working capital . . . . . .            --             361,387

Investment property, net. . . . .            --           9,393,468
Other assets, net . . . . . . . .            --               9,816
Other liabilities . . . . . . . .            --             (56,735)
Venture partners' equity. . . . .            --          (9,028,460)
                                        ----------       ----------
      Partnership's capital . . .       $    --             679,476
                                        ==========       ==========
Represented by:
  Invested capital. . . . . . . .       $    --             671,920
  Cumulative distributions. . . .            --             (38,500)
  Cumulative earnings . . . . . .            --              46,056
                                        ----------       ----------
                                        $    --             679,476
                                        ==========       ==========

Total income. . . . . . . . . . .       $1,077,873        1,451,866
                                        ==========       ==========

Expenses applicable to
  operating income. . . . . . . .       $1,228,148          793,930
                                        ==========       ==========

Net operating earnings (loss) . .       $ (150,275)         657,936
                                        ==========       ==========

Net earnings (loss) . . . . . . .       $ (147,327)         657,936
                                        ==========       ==========

     Reference is made to the footnote discussion of this investment property for a description of the in-substance foreclosure and subsequent acquisition of title to this property by the Partnership and its participating lenders in 1995.





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in, or disagreements with, accountants during 1995 and 1996.



                               PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership was JMB Realty Corporation ("JMB"), a Delaware corporation, substantially all of the outstanding stock of which was owned, directly or indirectly, by certain of its officers, directors, members of their families and their affiliates. JMB had responsibility for all aspects of the Partnership's operations, subject to the requirement that all mortgage investments and all voluntary dispositions thereof (including by sale or exchange) were required to be approved by the Associate General Partner of the Partnership, AGPP Associates, L.P. AGPP Associates, L.P., an Illinois limited partnership with JMB as its sole general partner, was directed by a majority in interest of its limited partners (who were directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any mortgage investment of the Partnership or the disposition thereof.

    The Partnership was subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services were provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services were provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permitted the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permitted the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates were in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership could be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell or refinance a property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have had a conflict of interest with respect to such determinations.

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

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 7, 1997. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 7, 1997. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III") JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, Ltd.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties,("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII") and JMB Income Properties Ltd.-XIII ("JMB Income-XIII"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")), Arvida/JMB Managers-II, Inc. (the general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II")), and Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). Most of such directors and officers are also partners of certain partnerships which are associate general partners in the following real estate limited p-artnerships: Carlyle-VII, Carlyle-IX, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-VII, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.




     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 59) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc. ("USC, Inc."), an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 59) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August 1970. Mr. Bluhm is a director of USC, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 58) has been associated with JMB since June 1971, and served as an Executive Vice President of JMB until December 1990.

 He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 55) has been associated with JMB since July 1972. Mr. Nathan is also a director of Sportmart, Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 63) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December 1972.

     John G. Schreiber (age 50) has been associated with JMB since December 1970, and served as an Executive Vice President of JMB until December 1990.

Mr. Schreiber is a director of USC, Inc. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an affiliate of the Blackstone Group, L.P. Since 1994, Mr. Schreiber has also served as a Trustee of Amli Residential Property Trust, a publicly-traded real estate investment trust that invests in multi-family properties. He is also a director of a number of investment companies advised or managed by T. Rowe Price associates and its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 47) has been associated with JMB since March 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 49) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 44) has been associated with JMB since February 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 48) has been associated with JMB since March 1982.

He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 61) has been associated with JMB since March 1973. He is a Certified Public Accountant.






ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership had no officers or directors. The General Partners of the Partnership were entitled to receive a share of cash distributions, when and as cash distributions were made to the Limited Partners, and a share of profits or losses. The General Partners were required to contribute $587,378 to the Partnership in 1996, such amount representing repayment of excess distributions of sale and repayment proceeds received by the General Partners as of termination over amounts to which they were entitled. In addition, the General Partners contributed $65,712 of interest to the Partnership as a result of such excess distributions. The General Partners were allocated taxable loss of $23,818 in 1996.

     The Partnership, pursuant to the Partnership Agreement, was permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. The relationship of the Corporate General Partner (and its directors and officers) to its affiliates is set forth in Item 10 above.

     The Corporate General Partner and its affiliates were due reimbursement (at cost) in 1996 for accounting services, portfolio management services, legal services and for administrative charges and other out-of-pocket expenses of $5,439, $12,651, $6,061 and $15,320, respectively, all of which was paid at December 31, 1996.

     The Partnership was obligated to pay (not more often than monthly) mortgage investment servicing fees to the General Partners at an annual rate of 1/4 of 1% of the maximum amount funded or to be funded by the Partnership on mortgage investments. The servicing fee was calculated from the date the Partnership first signed a letter of commitment for such mortgage investment, but was not payable until the funding of the mortgage investment. As all loans have been repaid or foreclosed, there were no unpaid fees at December 31, 1996.







ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  No person or group was known by the Partnership to own beneficially more than 5% of the outstanding
Interests of the Partnership immediately prior to the liquidation of the Partnership.

     (b)  The Corporate General Partner, its officers and directors and the Associate General Partner owned as a group the following Interests of the Partnership:

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

     No officer or director of the Corporate General Partner of the Partnership possessed a right to acquire beneficial ownership of Interests of the Partnership.

     Reference is made to Item 10 for information concerning ownership of the Corporate General Partner.

     (c)  There existed no arrangement, known to the Partnership, the operation of which would have resulted in a change in control of the Partnership.






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




                                PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)  The following documents are filed as part of this report:

        (1) Financial Statements (See Index to Financial Statements filed with this report.)

        (2)  Exhibits

             3-A.*The Prospectus of the Partnership dated January 31, 1984, as supplemented July 18, 1984 and May 15, 1985 as filed with the Commission pursuant to Rules 424(b) and 424(c), is incorporated herein by reference. Copies of Pages 8-10, 46-47 and A-7 to A-11 of the Prospectus, copies of pages 1-3 of the Supplement dated July 18, 1984, and the Supplement dated May 15, 1985 are incorporated herein by reference.

             3-B.*Amended and Restated Agreement of Limited Partnership, which agreement is incorporated herein by reference to the Partnership's Prospectus as filed with the Commission in the Partnership's Registration Statement on Form S-11 (File No. 2-87086) dated January 31, 1984.

             3-C. Acknowledgement of rights and duties of the General Partners of the Partnership between AGPP Associates, L.P. (a successor Associated General Partner of the Partnership) and JMB Realty Corporation as of December 31, 1995 is hereby incorporated herein by reference to the Partnership's report for September 30, 1996, as amended, on Form 10-Q/A (File No. 0-16252) dated November 8, 1996.

             10-A.Agreement for Deed in Lieu of Foreclosure and related agreements dated as of April 4, 1995 between borrower and lenders relating to Spring Hill Fashion Corner are incorporated herein by reference to the Partnership's report for December 31, 1995 on Form 10-K (File No. 0-16252) dated March 25, 1996.

             10-B.Agreement of General Partnership of JMB/Spring Hill Associates dated May 1, 1995 between JMB Mortgage Partners, Ltd., JMB Mortgage Partners, Ltd.-II and JMB Mortgage Partners, Ltd.-III is incorporated herein by reference to the Partnership's report for December 31, 1995 on Form 10-K (File No. 0-16252) dated March 25, 1996.

             10-C.Real Property Purchase Agreement between JMB/Spring
Hill Associates and Inland Real Estate Corporation, dated October 14, 1996, as amended October 29, 1996 is filed herewith.

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

        (c)  Not applicable

     No annual report or proxy material for fiscal year 1996 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.






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

                JMB MORTGAGE PARTNERS, LTD. - II

                By:     JMB Realty Corporation
                        Corporate General Partner


                        GAILEN J. HULL
                By:     Gailen J. Hull
                        Senior Vice President
                Date:   March 21, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                By:     JMB Realty Corporation
                        Corporate General Partner

                        JUDD D. MALKIN*
                By:     Judd D. Malkin, Chairman and
                        Chief Financial Officer
                Date:   March 21, 1997

                        NEIL G. BLUHM*
                By:     Neil G. Bluhm, President and Director
                Date:   March 21, 1997

                        H. RIGEL BARBER*
                By:     H. Rigel Barber, Chief Executive Officer
                Date:   March 21, 1997

                        GLENN E. EMIG*
                By:     Glenn E. Emig, Chief Operating Officer
                Date:   March 21, 1997


                        GAILEN J. HULL
                By:     Gailen J. Hull, Senior Vice President
                        Principal Accounting Officer
                Date:   March 21, 1997

                        A. LEE SACKS*
                By:     A. Lee Sacks, Director
                Date:   March 21, 1997

                        STUART C. NATHAN*
                By:     Stuart C. Nathan
                        Executive Vice President and Director
                Date:   March 21, 1997

                *By:    GAILEN J. HULL
                        Pursuant to a Power of Attorney


                        GAILEN J. HULL
                By:     GAILEN J. HULL, Attorney-in-Fact
                Date:   March 21, 1997






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

3-B.      Amended and Restated Agreement
          of Limited Partnership                        Yes

3-C.      Acknowledgement of rights and
          duties of General Partners of the
          Partnership                                   Yes

10-A.     Agreement for Deed in Lieu of
          Foreclosure, dated April 4,
          1995                                          Yes

10-B.     General Partnership Agreement
          for JMB/Spring Hill
          Associates, dated
          May 1, 1995                                   Yes

10-C.     Real Property Purchase Agreement
          for Spring Hill Fashion Corner,
          dated October 14, 1996 as amended
          October 29, 1996                              No

24.       Powers of Attorney                            No

27.       Financial Data Schedule                       No